Form 10-Q
period 2025-06-30
JENA ACQUISITION Corp II
filed 2025-08-13
CIK 2060337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-42674

Jena Acquisition Corporation II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1842831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Village Center Circle Las Vegas, NV	89134
(Address of principal executive offices)	(Zip Code)

(702) 323-7330

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one right	JENA.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	JENA	New York Stock Exchange
Rights, each right entitling the holder to receive one-twentieth (1/20) of one Class A ordinary share	JENA.R	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 13, 2025, there were 23,225,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

JENA ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of June 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the Three Months ended June 30, 2025 and for the Period from February 24, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months ended June 30, 2025 and for the Period from February 24, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from February 24, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JENA ACQUISITION CORPORATION II

CONDENSED BALANCE SHEET

JUNE 30, 2025

(UNAUDITED)

Assets
Current assets
Cash	$1,185,540
Prepaid expenses	164,685
Total current assets	1,350,225
Prepaid insurance, non-current	131,243
Investments held in Trust Account	230,761,540
Total Assets	$232,243,008
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$110,000
Accrued expenses	16,429
Total current liabilities	126,429
Advisory fee payable	6,900,000
Deferred underwriting fee	6,900,000
Total Liabilities	13,926,429
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.03 per share	230,761,540

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 225,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	23
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(12,445,559)
Total Shareholders’ Deficit	(12,444,961)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$232,243,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from February 24, 2025 (Inception) through June 30,
	2025	2025
Formation, general, and administrative costs	$98,348	$131,429
Advisory fee expense	6,900,000	6,900,000
Loss from operations	(6,998,348)	(7,031,429)

Other income:
Dividend and interest earned on investments held in Trust Account	761,540	761,540

Net loss	$(6,236,808)	$(6,269,889)

Weighted average shares outstanding, Class A ordinary shares	7,999,722	5,714,087

Basic and diluted net loss per share, Class A ordinary shares	$(0.47)	$(0.58)

Weighted average shares outstanding, Class B ordinary shares	5,258,333	5,065,476

Basic and diluted net loss per share, Class B ordinary shares	$(0.47)	$(0.58)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 24, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(33,081)	(33,081)

Balance – March 31, 2025	—	—	5,750,000	575	24,425	(33,081)	(8,081)

Sale of 225,000 Private Placement Units	225,000	23	—	—	2,249,977	—	2,250,000

Fair value of rights included in Public Units	—	—	—	—	1,840,000	—	1,840,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(66,684)	—	(66,684)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(4,047,718)	(6,175,670)	(10,223,388)

Net loss	—	—	—	—	—	(6,236,808)	(6,236,808)

Balance – June 30, 2025	225,000	$23	5,750,000	$575	$—	$(12,445,559)	$(12,444,961)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(6,269,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	63,310
Dividend and interest earned on investments held in Trust Account	(761,540)
Changes in operating assets and liabilities:
Prepaid expenses	(164,685)
Prepaid insurance, non-current	(131,243)
Accrued expenses	16,429
Advisory fee payable	6,900,000
Net cash used in operating activities	(347,618)

Cash Flows from Investing Activities:
Investments held in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	229,750,000
Proceeds from sale of Private Placement Units	2,250,000
Repayment of promissory note - related party	(223,877)
Payment of offering costs	(242,965)
Net cash provided by financing activities	231,533,158

Net Change in Cash	1,185,540
Cash – Beginning of period	—
Cash – End of period	$1,185,540

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$110,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note – related party	$150,567
Prepaid services contributed by Sponsor through promissory note - related party	$10,000
Accretion of Class A ordinary shares to redemption value	$10,223,388
Deferred underwriting fee payable	$6,900,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 1 — Description of Organization, Business Operations, Liquidity, and Capital Resources

Jena Acquisition Corporation II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 24, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from February 24, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 28, 2025. On May 30, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of 230,000,000. Each Unit consists of one Public Share and one right (“Right”) to receive one twentieth (1/20) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 225,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Jena Acquisition Sponsor LLC II (the “Sponsor”), generating gross proceeds of $2,250,000. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one twentieth (1/20) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).

Transaction costs amounted to $7,688,532, consisting of $250,000 of cash underwriting fee, $6,900,000 of deferred underwriting fee, and $538,532 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust) at the time of the signing an agreement to enter into a Business Combination. The board of directors will make the determination as to the fair market value of the initial business combination. If the board of directors is not able to independently determine the fair market value of the initial Business Combination, the Company will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on May 30, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a Trust Account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares (as defined below) if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if the company fails to complete the initial business combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,185,540 of cash and a working capital of $1,223,796.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

The Company does not believe that it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 5, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 30, 2025. The interim results for the three months ended and for the period from February 24, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,185,540 cash and no cash equivalents as of June 30, 2025.

Investments Held in Trust Account

As of June 30, 2025, the assets held in the Trust Account, amounting to $230,761,540, were held in money market funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Public and Private Placement Units were allocated to temporary equity and shareholders’ equity, based on the classification of underlying financial instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Rights

The Company accounted for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the stock.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(1,840,000)
Public Shares issuance costs	(7,621,848)
Plus:
Remeasurement of carrying value to redemption value	9,461,848
Class A Ordinary Shares subject to possible redemption, May 30, 2025	230,000,000
Plus:
Remeasurement of carrying value to redemption value	761,540
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$230,761,540

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per Ordinary Share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the dividend and interest earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares include the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per Ordinary Share:

	For the Three Months Ended June 30,		For the Period from February 24, 2025 (Inception) Through June 30,
	2025		2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(3,763,201)	$(2,473,607)	$(3,323,575)	$(2,946,314)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,999,722	5,258,333	5,714,087	5,065,476
Basic and diluted net loss per ordinary share	$(0.47)	$(0.47)	$(0.58)	$(0.58)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on February 24, 2025, date of incorporation.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Note 3 — Initial Public Offering

In the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of 230,000,000. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share, one right entitling the holder thereof to receive one twentieth (1/20) of one Class A ordinary share upon the consummation of an initial Business Combination.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 225,000 units at a price of $10.00 per Private Placement Unit, in a private placement to Sponsor, generating gross proceeds of $2,250,000. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one twentieth (1/20) of a Class A ordinary share upon the consummation of an initial Business Combination.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On February 27, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s offering costs and expenses, for which the Company issued 5,750,000 founder shares to the Sponsor. Up to 750,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment is exercised. On May 30, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture.

On May 10, 2025, the Sponsor transferred an aggregate of 30,000 founder shares (10,000 founder shares each) to the three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The transfer of the founder shares to the holders are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 30,000 founder shares assigned to the holders on May 10, 2025 was $47,520 or $1.58 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of June 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the date the Company consummates the Initial Public Offering out of the $750,000 of offering proceeds that had been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of this offering and the sale of the private placement units not held in the Trust Account. At May 30, 2025, the Company fully paid the $223,877 borrowed under the promissory note. Borrowings under this note are no longer available.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, May 28, 2025, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $2,500 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services for 24 months. As of June 30, 2025, there has been $2,742 accrued under this agreement under accrued expenses in the accompanying unaudited condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of June 30, 2025.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of the (i) founder shares, (ii) private placement units, (iii) private placement rights, (iv) private placement shares, (v) Class A ordinary shares that may be issued upon conversion of the private placement rights upon the consummation of an initial Business Combination, and (vi) private placement shares that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was granted a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On May 30, 2025, the underwriter exercised its over-allotment option, closing on the 3,000,000 additional units simultaneously with the Initial Public Offering.

The underwriter was paid a commission of $250,000 upon the closing of the Initial Public Offering.

Additionally, the underwriter is entitled to a deferred underwriting discount of $0.30 per Unit or up to $6,900,000 in the aggregate. Such deferred underwriting commissions will not be payable with respect to any shares redeemed in connection with an initial business combination, and may be paid at the sole and absolute discretion of the Company’s management team to any one or more FINRA members, which may or may not include the underwriter in the Initial Public Offering. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Advisory Fee

In addition to the underwriting agreement, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. As of June 30, 2025, $6,900,000 has been recorded as advisory fee payable on the accompanying unaudited condensed balance sheet.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2025, there were 225,000 Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On February 27, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. On May 30, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture. At June 30, 2025, there were 5,750,000 Class B ordinary shares issued or outstanding.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriter’s over-allotment option and excluding the Class A ordinary shares underlying the shares underlying the private placement units issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent shares issued to the Sponsor or any of its affiliates or to our officers or directors upon conversion of Working Capital Loans). Such adjustment may result in material dilution to our public shareholders.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one twentieth (1/20) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to our amended and restated memorandum and articles of association with respect to our pre-initial business combination activities. In the event the Company will not be the surviving company upon completion of our initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one twentieth (1/20) of one ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of ours). If we enter into a definitive agreement for a Business Combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman Islands law. As a result, the holder must hold rights in multiples of 20 in order to receive Class A ordinary shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from our assets held outside of the Trust Account with respect to such rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to cash settle the rights. Accordingly, the rights may expire worthless.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025
Assets:
Investments held in Trust Account	1	$230,761,540

The fair value of the Public Rights issued in the Initial Public Offering is $1,840,000, or $0.08 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Rights issued in the Initial Public Offering:

May 30, 2025
Unit price	$10.14
Stock price	$10.06
Share rights fraction	1/20
Pre-adjusted value per right	$0.50
Market adjustment(1)	16.0%
Fair value per public right	$0.08

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded Public Right prices to simulated model outputs. The market adjustment was determined by calibrating traded Public Rights prices as of the valuation dates.

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

June 30, 2025
Cash	$1,185,540
Investments held in Trust Account	$230,761,540

	For the Three Months Ended June 30, 2025	For the Period from February 24, 2025 (Inception) through June 30, 2025
Formation, general, and administrative costs	$98,348	$131,429
Advisory fee expense	$6,900,000	$6,900,000
Dividend and interest earned on investments held in Trust Account	$761,540	$761,540

The CODM reviews dividend and interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation, general, and administrative costs and advisory fee expense are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general, and administrative costs and advisory fee expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs and advisory fee expense, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or unaudited disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on February 24, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 24, 2025 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $6,236,808, which consists of formation, general, and administrative costs of $98,348, advisory fee expense of $6,900,000, offset by dividend and interest earned on investments held in the Trust Account of $761,540.

For the period from February 24, 2025 (inception) through June 30, 2025, we had a net loss of $6,269,889, which consists of formation, general, and administrative costs of $131,429, advisory fee expense of $6,900,000, offset by dividend and interest earned on investments held in the Trust Account of $761,540.

Liquidity and Capital Resources

On May 30, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of 230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 225,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $2,250,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $230,000,000 was placed in the Trust Account. We incurred $7,688,532, consisting of $250,000 of cash underwriting fee, $6,900,000 of deferred underwriting fee, and $538,532 of other offering costs.

For the period from February 24, 2025 (inception) through June 30, 2025, cash used in operating activities was $347,618. Net loss of $6,269,889 was affected by dividend and interest earned on investments held in Trust Account of $761,540 and payment of general and administrative costs through promissory note – related party of $63,310. Changes in operating assets and liabilities provided $6,620,501 of cash for operating activities.

As of June 30, 2025, we had investments held in the Trust Account of $230,761,540 (including approximately $761,540 of dividend) consisting of investments in money market funds. We may withdraw dividend from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing dividend and interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $1,185,540. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $2,500 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services for 24 months. We began incurring these fees on May 28, 2025 and will continue to incur these fees for 24 months.

The underwriter was granted a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On May 30, 2025, the underwriters exercised their over-allotment option, closing on the 3,000,000 additional units simultaneously with the Initial Public Offering.

Critical Accounting Polices

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”, which Management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net loss per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (No. 333-287198) (the “IPO Registration Statement”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs.  In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target's business, and it may be costly or impractical for us to terminate that Business Combination agreement.  These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination.  If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

We may seek to extend the business combination period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before the end of business combination period, we may seek shareholder approval to extend the business combination period by amending our amended and restated memorandum and articles of association. In such event, our public shareholders will be provided the opportunity to have all or a portion of their shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each public unit sold in our Initial Public Offering at an offering price of $10.00 per public unit consisted of one public share and one public right. Of the proceeds we received from the Initial Public Offering and the private placement, $230,000,000 was placed in our Trust Account. We will provide our public shareholders the opportunity to redeem all or a portion of their public shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.03 per public share as of June 30, 2025 (before taxes payable, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, public shareholders who own our public shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each public share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our public shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Units Purchase Agreement and (iv) the Administrative Services Agreement. These agreements contain various provisions that our public shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 30, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of 230,000,000. Santander acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on the IPO Registration Statement. The Securities and Exchange Commission declared the registration statements effective on May 29, 2025.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 225,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Jena Acquisition Sponsor LLC II, generating gross proceeds of $2,250,000. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right to receive one twentieth (1/20) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Rights are identical to the rights underlying the Units sold in the Initial Public Offering, except that the Private Placement Rights are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Use of Proceeds

On May 30, 2025, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 3,000,000 Units for gross proceeds of $230,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 225,000 Private Placement Units at $10.00 per Private Placement Unit, generating total proceeds of $2,250,000. A total of $230,000,000 was deposited into the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Unit, an aggregate of $230,000,000 was placed in the Trust Account.

We paid a total of $7,688,532, consisting of $250,000 of cash underwriting fee, $6,900,000 of deferred underwriting fee, and $538,532 of other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the private placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated May 28, 2025, by and between the Company and Santander US Capital Markets LLC, as the sole underwriter. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Rights Agreement, dated May 28, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
10.1	Investment Management Trust Agreement, May 28, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration Rights Agreement, dated May 28, 2025, by and among the Company and certain security holders. (1)
10.3	Private Placement Units Purchase Agreement, dated May 28, 2025, by and between the Company and the Sponsor. (1)
10.4	Letter Agreement, dated May 28, 2025, by and among the Company, its officers, directors, and the Sponsor. (1)
10.5	Form of Indemnity Agreement. (1)
10.6	Administrative Services Agreement, dated May 28, 2025, between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
*	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 30, 2025 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JENA ACQUISITION CORPORATION II

Date: August 13, 2025	By:	/s/ Richard N. Massey
	Name:	Richard N. Massey
	Title:	Chief Executive Officer and Director
(principal executive officer)

Date: August 13, 2025	By:	/s/ Amanda G. Sturgeon
	Name:	Amanada G. Sturgeon
	Title:	Chief Financial Officer and Treasurer
(principal accounting officer)