Form 10-Q
period 2025-09-30
JENA ACQUISITION Corp II
filed 2025-11-14
CIK 2060337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	JENA.U	The New York Stock Exchange

Class A Ordinary Shares, par value $0.0001 per share	JENA	The New York Stock Exchange

Rights, each entitling the holder to receive one-twentieth (1/20) of one Class A Ordinary Share	JENA.R	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2025, there were 23,225,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

JENA ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Unaudited Condensed Balance Sheet as of September 30, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2025 and February 24, 2025 (Inception) through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2025 and February 24, 2025 (Inception) through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Period from February 24, 2025 (Inception) through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Mine Safety Disclosures.	25

Item 5.	Other Information.	25

Item 6.	Exhibits.	26

SIGNATURES		27

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 28, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the Company’s chief operating decision maker;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 30, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Jena Acquisition Corporation II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional fee of 3.0% of the gross proceeds of the Initial Public Offering to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 30, 2025;

●	“Initial Shareholders” are to our Sponsor and any other holders of our Founder Shares immediately prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 27, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on May 12, 2025, as amended, and declared effective on May 28, 2025 (File No. 333-287198);

●	“Letter Agreement” are to the Letter Agreement, dated May 28, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE Three Year Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC (as defined below) must consummate a Business Combinations within three years of its initial listing;

●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 28, 2025, which we entered into with our Sponsor;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-twentieth (1/20) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholders’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market).

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-twentieth (1/20) of one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 28, 2025, which we entered into with certain holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Santander” are to Santander US Capital Markets LLC;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Jena Acquisition Sponsor LLC II, a Nevada limited liability company.

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, May 28, 2025, which we entered into with Santander, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JENA ACQUISITION CORPORATION II

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

Assets
Current assets
Cash	$1,101,596
Prepaid expenses	155,529
Total current assets	1,257,125
Prepaid insurance, non-current	95,450
Investments held in Trust Account	233,179,788
Total Assets	$234,532,363
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current liabilities
Accrued offering costs	$85,000
Accrued expenses	44,665
Total current liabilities	129,665
Advisory fee payable	6,900,000
Deferred Fee	6,900,000
Total Liabilities	13,929,665

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 23,000,000 shares at redemption value of $10.14 per share	233,179,788

Shareholders’ Deficit
Preference shares, $0.0001 par value per share; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value per share; 500,000,000 shares authorized; 225,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	23
Class B Ordinary Shares, $0.0001 par value per share; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(12,577,688)
Total Shareholders’ Deficit	(12,577,090)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$234,532,363

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,	FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH SEPTEMBER 30,
	2025	2025
Formation, general, and administrative costs	$132,129	$263,558
Advisory fee expense	—	6,900,000
Loss from operations	(132,129)	(7,163,558)
Other income:
Dividend and interest earned on investments held in Trust Account	2,418,248	3,179,788
Net income (loss)	$2,286,119	$(3,983,770)

Weighted average shares outstanding, Class A Ordinary Shares	23,225,000	13,104,014

Basic and diluted net income (loss) per share, Class A Ordinary Shares	$0.08	$(0.22)

Weighted average shares outstanding, Class B Ordinary Shares	5,750,000	5,354,358

Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.08	$(0.22)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND THE PERIOD FROM

FEBRUARY 24, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 24, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Ordinary Shares	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(33,081)	(33,081)

Balance – March 31, 2025	—	—	5,750,000	575	24,425	(33,081)	(8,081)
Sale of 225,000 Private Placement Units	225,000	23	—	—	2,249,977	—	2,250,000
Fair value of Public Rights included in Public Units	—	—	—	—	1,840,000	—	1,840,000
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(66,684)	—	(66,684)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(4,047,718)	(6,175,670)	(10,223,388)
Net loss	—	—	—	—	—	(6,236,808)	(6,236,808)

Balance – June 30, 2025	225,000	23	5,750,000	575	—	(12,445,559)	(12,444,961)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,418,248)	(2,418,248)
Net income	—	—	—	—	—	2,286,119	2,286,119

Balance – September 30, 2025	225,000	$23	5,750,000	$575	$—	$(12,577,688)	$(12,577,090)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION)

THROUGH SEPTEMBER 30, 2025

Cash Flows from Operating Activities:
Net loss	$(3,983,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through IPO Promissory Note – related party	63,310
Dividend and interest earned on investments held in Trust Account	(3,179,788)
Changes in operating assets and liabilities:
Prepaid expenses	(155,529)
Prepaid insurance, non-current	(95,450)
Accrued expenses	44,665
Advisory fee payable	6,900,000
Net cash used in operating activities	(406,562)

Cash Flows from Investing Activities:
Investments held in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	229,750,000
Proceeds from sale of Private Placement Units	2,250,000
Repayment of IPO Promissory Note - related party	(223,877)
Payment of offering costs	(267,965)
Net cash provided by financing activities	231,508,158

Net Change in Cash	1,101,596
Cash – Beginning of period	—
Cash – End of period	$1,101,596

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$85,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$150,567
Prepaid services contributed by Sponsor through IPO Promissory Note - related party	$10,000
Deferred Fee payable	$6,900,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 1 — Description of Organization, Business Operations, Liquidity and Capital Resources

Jena Acquisition Corporation II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 24, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of September 30, 2025, the Company had not entered into a definitive agreement with any specific Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from February 24, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination... The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Jena Acquisition Sponsor LLC II (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 12, 2025, as amended (File No. 333-287198), was declared effective on May 28, 2025 (the “IPO Registration Statement”). On May 30, 2025, the Company consummated the initial public offering of 23,000,000 units (the “Public Units”, which includes the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 3,000,000 Public Units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of 230,000,000 (the “Initial Public Offering”). Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one twentieth (1/20) of one Class A Ordinary Share upon the consummation of an initial Business Combination (each, a “Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 225,000 units (the “Private Placement Units”, and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $2,250,000 (the “Private Placement”). Each Private Placement Unit consists of one Class A Ordinary Share (each, a “Private Placement Share”) and one right to receive one twentieth (1/20) of one Class A Ordinary Share upon the consummation of an initial Business Combination (each, a “Private Placement Right”, and together with the Public Rights, the “Rights”).

Transaction costs amounted to $7,688,532, consisting of $250,000 of cash underwriting fee, the Deferred Fee (as defined in Note 6) of $6,900,000, and $538,532 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (net of amounts disbursed to Management for working capital purposes, if permitted, and excluding the amount of any Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. The Company’s board of directors (the “Board”) will make the determination as to the fair market value of the initial Business Combination. If the Board is not able to independently determine the fair market value of the initial Business Combination, the Company will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. There is no assurance that the Company will be able to successfully effect a Business Combination.

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Following the closing of the Initial Public Offering, on May 30, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units was placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (as amended, the “Investment Company Act”), which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 30, 2025 (24 months from the closing of the Initial Public Offering) or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles (as currently in effect, the “Amended and Restated Articles”) to modify (1)  the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2)  any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.

The Ordinary Shares (as defined in Note 2) subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Sponsor, and the Company’s officers and directors have entered into a letter agreement with the Company, dated May 28, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from Public Shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the several underwriters of the Initial Public Offering (the “Underwriters”) against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide any assurance that the Sponsor will be able to satisfy those obligations.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $1,101,596 of cash and a working capital of $1,127,460.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of the accompanying unaudited condensed financial statements. The Company cannot provide any assurance that its plans to consummate an Initial Business Combination will be successful.

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

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 30, 2025. The interim results for the three months ended and for the period from February 24, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,101,596 cash and no cash equivalents as of September 30, 2025.

Investments Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account, amounting to $233,179,788, were held in money market funds.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs   – SEC Materials” and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB Topic ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Rights were charged to shareholders’ deficit. After Management’s evaluation, the Rights were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the stock.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheet. As of September 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(1,840,000)
Public Shares issuance costs	(7,621,848)
Plus:
Remeasurement of carrying value to redemption value	9,461,848
Class A Ordinary Shares subject to possible redemption, May 30, 2025	230,000,000
Plus:
Remeasurement of carrying value to redemption value	761,540
Class A Ordinary Shares subject to possible redemption, June 30, 2025	230,761,540
Plus:
Remeasurement of carrying value to redemption value	2,418,248
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$233,179,788

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The accompanying unaudited condensed statements of operations include a presentation of income (loss) per share for Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per Ordinary Share, basic and diluted, for Class A Ordinary Shares is calculated by dividing the dividend and interest earned on the Trust Account by the weighted average number of Class A Ordinary Shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for the Class A Ordinary Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) is calculated by dividing the net income (loss), adjusted for income attributable to Class A Ordinary Shares, by the weighted average number of Class A Ordinary Shares and Class B Ordinary Shares outstanding for the period. Class A Ordinary Shares and Class B Ordinary Shares include the Founder Shares, as these Class B Ordinary Shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended September 30,		For the Period from February 24, 2025 (Inception) Through September 30,
	2025		2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss), as adjusted	$1,832,446	$453,673	$(2,828,168)	$(1,155,602)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,225,000	5,750,000	13,104,014	5,354,358
Basic and diluted net income (loss) per Ordinary Share	$0.08	$0.08	$(0.22)	$(0.22)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities are required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on February 24, 2025, date of incorporation.

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Management does not believe that there are any other recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering, the Company sold 23,000,000 Public Units, which includes the full exercise of the Over-Allotment Option in the amount of 3,000,000 Option Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds of 230,000,000. Each Public Unit consists of one Public Share and one Public Right, which grants the holder the right to receive one twentieth (1/20) of one Class A Ordinary Share upon the consummation of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 225,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in the Private Placement, generating gross proceeds of $2,250,000. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which grants the holder the right to receive one twentieth (1/20) of one Class A Ordinary Share upon the consummation of an initial Business Combination. If the initial Business Combination is not completed within the Combination Period, the net proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

On February 27, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s offering costs and expenses, for which the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor (such shares, the “Founder Shares”). Up to 750,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On May 30, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

On May 10, 2025, the Sponsor transferred an aggregate of 30,000 Founder Shares (10,000 Founder Shares each) to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. The transfer of the Founder Shares to the holders are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 30,000 Founder Shares assigned to the holders on May 10, 2025 was $47,520 or $1.58 per Founder Share. The Founder Shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of September 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Public Shares and holders of Founder Shares have the same shareholder rights as Public Shareholders, except (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to many limitations on the Founder Shares (see Note 1); (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles; and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors or (y) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Pursuant to the Letter Agreement, holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing and unsecured. The IPO Promissory Note was payable on the date the Company consummates the Initial Public Offering, out of the $750,000 of offering proceeds that had been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of the Initial Public Offering and the Private Placement not held in the Trust Account. At May 30, 2025, the Company fully paid the $223,877 borrowed under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on May 30, 2025 and pursuant to the Administrative Services Agreement, dated May 28, 2025, by and between the Company and the Sponsor (the “Administrative Services Agreement”), the Company agreed to pay an aggregate of $2,500 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services, commencing on June 2, 2025 through the earlier of the Company’s consummation of the initial Business Combination and its liquidation,. As of September 30, 2025, there has been $10,242 accrued under the Administrative Services Agreement under accrued expenses in the accompanying unaudited condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of September 30, 2025.

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

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units, (iii) Private Placement Rights, (iv) Private Placement Shares, (v) Class A Ordinary Shares that may be issued upon conversion of the Private Placement Rights upon the consummation of an initial Business Combination and (vi) Private Placement Shares that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to the Registration Rights Agreement, dated May 28, 2025, which the Company entered into with the holders thereto. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriters were granted a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On May 30, 2025, the underwriter exercised its Over-Allotment Option, closing on the 3,000,000 Option Units simultaneously with the Initial Public Offering.

The Underwriters were paid a commission of $250,000 upon the closing of the Initial Public Offering.

Additionally, the Underwriters are entitled to a deferred underwriting discount of $0.30 per Unit or up to $6,900,000 in the aggregate (the “Deferred Fee”). Such Deferred Fee will not be payable with respect to any shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of the Management to any one or more  Financial Industry Regulatory Authority members, which may or may not include the Underwriters. The Deferred Fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Advisory Fee

The Company entered into an agreement with the Santander US Capital Markets LLC, the representative of the Underwriters (“Santander”), in which the Santander is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. As of September 30, 2025, $6,900,000 has been recorded as advisory fee payable on the accompanying unaudited condensed balance sheet.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2025, there were 225,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 Class A Ordinary Shares subject to possible redemption.

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. At September 30, 2025, there were 5,750,000 Class A Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to our officers or directors upon conversion of Working Capital Loans). Such adjustment may result in material dilution to our Public Shareholders.

Holders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one twentieth (1/20) of one Class A Ordinary Share upon consummation of the initial Business Combination, even if the holder of a Public Right redeemed all Public Shares held by him, her or it in connection with the initial Business Combination or an amendment to our Amended and Restated Articles with respect to our pre-initial Business Combination activities. In the event the Company is not the surviving company upon completion of our initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one twentieth (1/20) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her or its additional Class A Ordinary Shares upon consummation of an initial Business Combination. The Class A Ordinary Shares issuable upon conversion of the Rights will be freely tradable (except to the extent held by affiliates of ours). If we enter into a definitive agreement for a Business Combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same consideration per ordinary share that the holders of the Class A Ordinary Shares will receive in the transaction on an as-converted into Class A Ordinary Shares basis.

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Company will not issue fractional Class A Ordinary Shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman Islands law. As a result, the holder must hold Rights in multiples of 20 in order to receive Class A Ordinary Shares for all of their Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds with respect to their Rights, nor will they receive any distribution from our assets held outside of the Trust Account with respect to such Rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to cash settle the Rights. Accordingly, the Rights may expire worthless.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Investments held in Trust Account	1	$233,179,788

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

May 30, 2025
Unit price	$10.14
Share price	$10.06
Rights fraction	1/20
Pre-adjusted value per Public Right	$0.50
Market adjustment(1)	16.0%
Fair value per Public Right	$0.08

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of share price prior to the beginning of the exercise period. The adjustment is determined by comparing traded Public Right prices to simulated model outputs. The market adjustment was determined by calibrating traded Public Rights prices as of the valuation dates.

JENA ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 9 — Segment Information

ASC 280 establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

September 30, 2025
Cash	$1,101,596
Investments held in Trust Account	$233,179,788

	For the Three Months Ended September 30, 2025	For the Period from February 24, 2025 (Inception) through September 30, 2025
Formation, general, and administrative costs	$132,129	$263,558
Advisory fee expense	$—	$6,900,000
Dividend and interest earned on investments held in Trust Account	$2,418,248	$3,179,788

The CODM reviews dividend and interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated May 28, 2025, by and between the Company and Continental.

Formation, general, and administrative costs and advisory fee expense are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative costs and advisory fee expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs and advisory fee expense, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or unaudited disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on February 24, 2025 for the purpose of effecting a Business Combination. Our Sponsor is Jena Acquisition Sponsor LLC II.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on May 28, 2025. On May 30, 2025, we consummated our Initial Public Offering of 23,000,000 Public Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-twentieth of (1/20) one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 225,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,250,000. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until May 30, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on NYSE. In addition, the NYSE Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the NYSE Three Year Requirement. If we do not meet the NYSE Three Year Requirement, our securities will likely be subject to a suspension of trading and delisting from NYSE.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 24, 2025 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $2,286,119, which consists of dividend and interest earned on investments held in the Trust Account of $2,418,248, offset by formation, general, and administrative costs of $132,129.

For the period from February 24, 2025 (inception) through September 30, 2025, we had a net loss of $3,983,770, which consists of formation, general, and administrative costs of $263,558, and advisory fee expense of $6,900,000, offset by dividend and interest earned on investments held in the Trust Account of $3,179,788.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was initially placed in the Trust Account. We incurred fees of $7,688,532, consisting of $250,000 of cash underwriting fee, $6,900,000 of Deferred Fee, and $538,532of other offering costs.

For the period from February 24, 2025 (inception) through September 30, 2025, cash used in operating activities was $406,562. Net loss of $3,983,770 was affected by dividend and interest earned on investments held in Trust Account of $3,179,788 and payment of general and administrative costs through the IPO Promissory Note of $63,310. Changes in operating assets and liabilities provided $6,693,686 of cash for operating activities.

As of September 30, 2025, we had investments held in the Trust Account of $233,179,788 (including approximately $3,179,788 of dividend and interest earned) consisting of investments in money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which intertest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025, we had cash held outside of the Trust Account of $1,101,596. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account.

Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable upon completion of our Initial Public Offering. The loan of $223,877 was fully repaid upon the consummation of our Initial Public Offering on May 30, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2025, we did not have any borrowings under any Working Capital Loans.

We do not believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 28, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor or an affiliate $2,500 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services pursuant to the Administrative Services Agreement. As of September 30, 2025, we have incurred $10,242 in fees for these services, of which such amount is included in accrued expenses in the accompanying unaudited condensed balance sheet of the financial statements included in this Report under Item 1. “Financial Statements”.

Underwriting Agreement

The underwriters were granted a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000  Option Units to cover over-allotments, if any. On May 30, 2025, the Underwriters fully exercised the Over-Allotment Option, closing on the 3,000,000 Option Units simultaneously with the Initial Public Offering.

The Underwriters were paid a commission of $250,000 upon the closing of the Initial Public Offering.

The Underwriters are entitled to the Deferred Fee of 3.0% of the gross proceeds of the Initial Public Offering, or $6,900,000, payable upon the closing of an initial Business Combination, but such Deferred Fee shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of our initial Business Combination pursuant to the Underwriting Agreement.

Advisory Fee

In addition to the Underwriting Agreement, the Company entered into an agreement with Santander, in which Santander is entitled to an advisory fee equal to 3.0% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. As of September 30, 2025, $6,900,000 has been recorded as advisory fee payable upon the closing of an initial Business Combination.

Registration Rights

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet included in this Report under Item 1. “Financial Statements”.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income (loss) pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07,. The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on February 24, 2025, date of incorporation.

Management does not believe that there are any other recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 225,000 Private Placement Units to our Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,250,000. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. However, on May 30, 2025, we consummated our Initial Public Offering of 23,000,000 Public Units , including 3,00,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share, and one Public Right, which grants the holder the right to receive one twentieth (1/20) of one Class A Ordinary Share upon consummation of an initial Business Combination.

The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $230,000,000. Santander acted as sole book-running manager and as representative of the Underwriters. On May 30, 2025, simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 225,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to our Sponsor, generating gross proceeds of $2,250,000.

Following the closing of our Initial Public Offering on May 30, 2025, a total of $230,000,000 of proceeds from the Initial Public Offering (which amount includes $6,900,000 of the Deferred Fee) was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2025	JENA ACQUISITION CORPORATION II

	By:	/s/ Richard N. Massey
	Name:	Richard N. Massey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2025	By:	/s/ Amanda G. Sturgeon
	Name:	Amanda G. Sturgeon
	Title:	Chief Financial Officer and Treasurer
(Principal Accounting Officer)