Form 10-K
period 2025-12-31
JENA ACQUISITION Corp II
filed 2026-03-30
CIK 2060337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-42674

JENA ACQUISITION CORPORATION II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1842831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Village Center Circle Las Vegas, Nevada	89134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 323-7330

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	JENA.U	The New York Stock Exchange

Class A Ordinary Shares, par value $0.0001 per share	JENA	The New York Stock Exchange

Rights, each entitling the holder to receive one-twentieth (1/20) of one Class A Ordinary Share	JENA.R	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒         No  ☐

The registrant’s Class A Ordinary Shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2025. The registrant’s Units begin trading on the New York Stock Exchange on May 30, 2025 and the registrant’s Class A Ordinary Shares and Rights began trading on the New York Stock Exchange on July 21, 2025. The aggregate market value of the registrant’s outstanding Units, other than Units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Units on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange was $236,440,000.

As of March 27, 2026, there were 23,225,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

JENA ACQUISITION CORPORATION II

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	the pool of prospective target businesses;

●	our ability to complete our initial Business Combination;

●	our expectations regarding the potential performance of the prospective target business or businesses;

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC (as defined below) on August 13, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 28, 2025, which we entered into with our Sponsor (as defined below);

●	“Advisory Fee” are to the fee of up to $6,900,000 to which Santander is entitled that is payable only upon our completion of the initial Business Combination;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Recovery Policy, adopted as of May 5, 2025;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Co-Founders” are to William P. Foley, II, and Richard N. Massey, together;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 30, 2026, that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Jena Acquisition Corporation II, a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of up to $6,900,000 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 30, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, including our Sponsor;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain amended and restated unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor originally on February 27, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 12, 2025, as amended, and declared effective on May 28, 2025 (File No. 333-287198);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated January 4, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE Three Year Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC (as defined below) must consummate a Business Combinations within three years of its initial listing;

●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 28, 2025, which we entered into with our Sponsor;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-twentieth (1/20) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.23 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 28, 2025, which we entered into with certain holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

v

●	“Rights Agreement” are to the Share Rights Agreement, dated May 28, 2025which we entered into with Continental, as Rights agent;

●	“Santander” are to Santander US Capital Markets LLC, the representative of the Underwriters;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Jena Acquisition Sponsor LLC II, a Nevada limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 28, 2025 which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 5, 2025 which we entered into with Santander, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated on February 24, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination. As of the date of this Report, we have not selected any specific Business Combination target. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

In identifying and evaluating target companies, we are capitalizing on the tactical, operational and organizational experience of our Co-Founders, William P. Foley, II and Richard N. Massey. We believe Mr. Foley’s and Mr. Massey’s distinguished and multi-decade track records in building, growing, operating and investing in businesses across the public and private markets can have a transformative impact on a target business. Although we may pursue targets in any business or industry, we are focusing our search on identifying a prospective target business in a business that fits within our Co-Founders’ historical areas of business expertise. Our Co-Founders’ long track record includes varied investments across financial technology, business services, entertainment & sports, consumer & retail (particularly wine and spirits), real estate, insurance and general financial institutions.

Regardless of the industry, we are pursuing targets with attractive market positions, strong growth prospects and high performing management teams. We are focusing on prospective target businesses with a favorable financial profile including high recurring revenue, existing cash flow and defensible intellectual properties within their industries. We believe that a prospective target business will have the potential to benefit from a recovering economy, presenting an opportunity to invest. Our Management Team has deployed proactive sourcing strategy and focusing our efforts on companies where we believe the combination of Mr. Foley’s and Mr. Massey’s operating experience, deal making and capital allocation prowess, professional relationships and tactical expertise can be catalysts to enhance the growth potential and value of a target business and provide opportunities for attractive returns to our shareholders.

Initial Public Offering

Our IPO Registration Statement became effective on May 28, 2025. On May 30, 2025, we consummated our Initial Public Offering of 23,000,000 Public Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one Public Right to receive one twentieth (1/20) of one Class A Ordinary Share upon consummation of our initial Business Combination. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to our Company of $230,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 225,000 Private Placement Units to our Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit generating gross proceeds to our Company of $2,250,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

A total of $230,000,000, comprised of the net proceeds from the Initial Public Offering and net proceeds from the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by (i) William P. Foley, II, our Chairman and Director and (ii) Richard N. Massey, our Chief Executive Officer and Director, who have many years of experience in building, growing, operating and investing in businesses across the public and private markets. We must complete our initial Business Combination by (i) May 30, 2027, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on NYSE. In addition, the NYSE Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the NYSE Three Year Requirement. If we do not meet the NYSE Three Year Requirement, our securities will likely be subject to suspension of trading and delisting from NYSE. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Our Co-Founders, Our Board of Directors and Management

In addition to their operational expertise, our Co-Founders have a long track-record as prudent investors and have realized significant gains on many large investments, while also offering mature, respected and steady leadership. Our Co-Founders will identify companies with strong reliable cash flow in a range of market conditions. We believe attractive returns can be earned in the current market environment by taking limited calculated short term volatility risks in exchange for a higher probability of outsized long-term returns.

We believe that our Co-Founders and Management Team are well-positioned to identify attractive Business Combination opportunities with a compelling industry backdrop and an opportunity for transformational growth. Our objectives are to generate attractive returns for our shareholders and enhance value through improving operational performance of the acquired company. We expect to favor potential target companies with certain industry and business characteristics. Key industry characteristics include compelling long term growth prospects, attractive competitive dynamics, consolidation opportunities, low risk of technological obsolescence, and strong innovation capabilities. Key business characteristics include high barriers to entry, significant streams of recurring revenue, opportunity for operational improvement, attractive steady-state margins, high incremental margins, and attractive free cash flow characteristics.

Prior SPAC Experience

Our Co-Founders, William P. Foley, II, and Richard N. Massey and the members of our Management Team have extensive experience with blank check companies and have served as executive officers and directors in six prior SPACs, four of which successfully completed Business Combinations with substantial committed capital.

CF Corporation (“CF Corp”) — In February 2016, Mr. Foley together with Mr. Chinh Chu founded CF Corp, a blank check company. CF Corp completed its initial public offering in May 2016, in which it sold 69,000,000 units, each consisting of one share of CF Corp common stock and one-half of one warrant to purchase one share of CF Corp common stock, for an offering price of $10.00 per unit, generating aggregate proceeds of $690,000,000. On May 24, 2017, CF Corp entered into a definitive agreement to acquire Fidelity & Guaranty Life (NYSE: FG, formerly NYSE: FGL), a publicly traded provider of fixed indexed annuities and life insurance. The transaction closed on November 30, 2017. On December 1, 2022, FNF announced that it had completed a planned transaction to distribute approximately 15% of ownership of FG to investors.

Foley Trasimene Acquisition Corp. (“Foley Trasimene I”) — In March 2020, Mr. Foley founded Foley Trasimene I, a blank check company. Foley Trasimene I completed its initial public offering in May 2020, in which it sold 103,500,000 units, each consisting of one share of Foley Trasimene I common stock and one-third of one warrant to purchase one share of Foley Trasimene I common stock, for an offering price of $10.00 per unit, generating aggregate proceeds of $1,035,000,000. Mr. Massey, our Chief Executive Officer, served as the Chief Executive of Foley Trasimene II. On January 25, 2021, Foley Trasimene I entered into a definitive agreement with New Mountain and Blackstone to acquire Alight, Inc., a leading integrated payments platform, with a two-sided consumer and merchant network, whose core purpose is to enable businesses and consumers around the world to connect and transact seamlessly through payment processing, digital wallet, and online cash solutions. The transaction closed on July 2, 2021.

Trebia Acquisition Corp. (“Trebia”) — In February 2020, Mr. Foley together with Frank Martire, Jr. founded Trebia Acquisition Corp., a blank check company. Trebia completed its initial public offering in June 2020, in which it sold 51,750,000 units, each consisting of one Trebia Ordinary Share and one-third of one warrant to purchase one Trebia Ordinary Share, for an offering price of $10.00 per unit, generating aggregate proceeds of $517,500,000. On June 29, 2021, Trebia entered into a definitive agreement to acquire System1, Inc., an omnichannel customer acquisition marketing platform. At announcement, the transaction reflected an implied pro forma enterprise value of $1.4 billion (at $10.00 per share and assuming no redemptions). The transaction closed on January 27, 2022.

Foley Trasimene Acquisition Corp. II (“Foley Trasimene II”) — In July 2020, Mr. Foley founded Foley Trasimene II, a blank check company. Foley Trasimene II completed its initial public offering in August 2020, in which it sold 146,703,345 units, each consisting of one share of Foley Trasimene II common stock and one-third of one warrant to purchase one share of Foley Trasimene II common stock, for an offering price of $10.00 per unit, generating aggregate proceeds of $1,467,033,450. Mr. Massey, our Chief Executive Officer, served as the Chief Executive of Foley Trasimene II. On December 7, 2020, Foley Trasimene Acquisition Corp. II entered into a definitive agreement with CVC and Blackstone to acquire Paysafe Limited, a leading integrated payments platform, with a two-sided consumer and merchant network, whose core purpose is to enable businesses and consumers around the world to connect and transact seamlessly through payment processing, digital wallet, and online cash solutions. The Paysafe transaction closed on March 30, 2021.

Austerlitz Acquisition Corp I (“Austerlitz I”) — In December 2020, Mr. Foley founded Austerlitz Acquisition Corp I, a blank check company formed for substantially similar purposes as our company. Austerlitz I completed its initial public offering in March 2021, in which it sold 69,000,000 units, each consisting of one share of Austerlitz I common stock and one-fourth of one warrant to purchase one share of Austerlitz I common stock, for an offering price of $10.00 per unit, generating aggregate proceeds of $690,000,000. Although it had additional time to complete a Business Combination available through March 2023, for the benefit of its shareholders, on October 3, 2022, Austerlitz I elected to liquidate and return capital to shareholders in December 2022. Mr. Massey, our Chief Executive Officer, served as the Chief Executive of Austerlitz I, and Mr. Fowler served as a director.

Austerlitz Acquisition Corporation II (“Austerlitz II”) — In January 2021, Mr. Foley founded Austerlitz Acquisition Corporation II, a blank check company formed for substantially similar purposes as our company. Mr. Massey served as Chief Executive Officer and a director of Austerlitz II, that completed its initial public offering in March 2021, in which it sold 138,000,000 units, each consisting of one share of Austerlitz I common stock and one-fourth of one warrant to purchase one share of Austerlitz II common stock, for an offering price of $10.00 per unit, generating aggregate proceeds of $1,380,000,000. On October 3, 2022, Austerlitz II elected to liquidate and return capital to shareholders in December 2022. Mr. Massey, our Chief Executive Officer, served as the Chief Executive of Austerlitz II.

With respect to the above, past performance of our co-founders, Management Team, including with respect to Foley Trasimene I, Trebia, Foley Trasimene II, Austerlitz I and Austerlitz II, is not a guarantee either of (i) success with respect to a Business Combination that may be completed or (ii) the ability to successfully identify a suitable candidate for our initial Business Combination. You should not rely on the historical record of our co-founders, management’s, Foley Trasimene I’s, Trebia’s, Foley Trasimene II’s, Austerlitz I’s or Austerlitz II’s or their respective affiliates as indicative of our future performance.

Subject to their fiduciary duties under Cayman Islands law, none of the members of our Management Team who are also members or employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. As a result, all of our officers and certain of our directors may offer acquisition opportunities to companies that they are officers or directors of and to certain companies as described before we can pursue such opportunities (unless such opportunity was presented to them solely in their capacity as officers or directors of our company and it is an opportunity our company is able to complete on a reasonable basis). Such other duties to present could be a material conflict of interest with our search for an initial Business Combination.

In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, other blank check companies, including in connection with their initial Business Combinations prior to completion of our initial Business Combination. Furthermore, our Sponsor, officers and directors may have a greater financial interest in the performance of such other affiliated entities than our performance. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to other blank check companies with which they may become involved. Our Management Team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us (unless such opportunity was presented to them solely in their capacity as officers or directors of our company and it is an opportunity our company is able to complete on a reasonable basis), subject to their fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Such other duties of our officers or directors could materially affect our search for an initial Business Combination. Our Amended and Restated Articlesprovide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition to the above, our officers and directors are not required to commit any specific amount of time to our affairs, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any member of our Management Team will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process. Accordingly, our officers and directors may have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.

We believe our directors’ and Management Team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential Business Combination targets. Over the course of their careers, the members of our Management Team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team sourcing, acquiring and financing businesses, our Management Team’s relationships with sellers, financing sources and target management teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions.

Business Strategy

We employ a fundamental, value-oriented acquisition framework that seeks a target with utility-like features, a defensible market position, reliable cash flows and low overall economic cycle risk. Our business strategy is to identify and complete our initial Business Combination with a company that complements the experience of our Co-Founders and can benefit from their operational, technical and investment expertise. Our selection process leverages Mr. Foley’s and Mr. Massey’s broad and deep relationship networks, unique industry experiences, and deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our Co-Founders’ extensive experience and demonstrated success in both investing in and operating businesses across a variety of industries, developing a distinctive combination of capabilities including:

●	a track record of building industry-leading companies and proven ability to deliver shareholder value over an extended time period with above-market-average investment returns that are multiples greater than comparable benchmarks and peers;

●	a prolific acquisition history, having completed hundreds of transactions that have in sum contributed to such companies’ financial results and strategic position. This acquisition history has been executed using established proprietary deal sourcing and differentiated transaction execution/structuring capabilities;

●	experience deploying a unique and broad value creation toolkit including identifying value enhancements, recruiting world-class talent and delivering elite operating efficiency by exceeding synergy targets in transactions across multiple industries; and

●	an extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Our Co-Founders and board communicate with their global network of relationships to articulate the parameters for our search for a potential Business Combination and begin the process of pursuing and reviewing potential opportunities. We expect potential transaction sources to include sponsor-owned assets, corporate carve-outs and founder/management owned entities.

We intend to prioritize profitable target businesses that demonstrate sustainable growth and robust cash flow characteristics. We expect to favor potential target companies with certain industry and business characteristics that we believe will provide favorable returns for our shareholders, as set forth in “Investment Criteria,” below.

Acquisition Criteria

Our acquisition strategy leverages Mr. Foley’s and Mr. Massey’s network of proprietary deal sources where we believe a combination of a proactive outreach and receptivity to inbound ideas will provide us with a number of Business Combination opportunities. Additionally, we expect that relationships cultivated from years of transaction experience a management teams of public and private companies, investment bankers and other business associates will provide us potential opportunities. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

●	have the opportunity to become an industry utility with a defensible market position that can benefit from Mr. Foley’s and Mr. Massey’s leadership and guidance;

●	have a large addressable market with a strong existing or potential customer base;

●	are at a critical strategic inflection point, such as requiring additional management expertise or access to capital to launch a new phase of growth or corporate/business model evolution;

●	exhibit unrecognized value or other characteristics that Mr. Foley and Mr. Massey can optimize over the long-run to produce outsized investor returns;

●	have a recurring revenue model that can generate high free cash flow;

●	exhibit desirable returns on capital and a need for capital to achieve the company’s growth strategy, which we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

●	will offer an attractive risk-adjusted return for our shareholders, similar to Mr. Foley’s and Mr. Massey’s historical achievements, having realized large investment successes with minimal failures of meaningful size;

●	have been materially impacted by possible current market dislocations but are fundamentally sound businesses whose products and/or services are necessary to the continuing function of a core economic industry or service; and

●	can benefit from being publicly traded, are prepared to be a publicly traded company, and can utilize access to broader capital markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission.

Acquisition Process

In evaluating a prospective target business, we would conduct a due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, market surveys, consultant studies and inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our Management Team’s operational and capital allocation experience.

We are not prohibited from pursuing an initial Business Combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view.

Members of our Management Team, including our independent directors, directly or indirectly own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which they have then-current fiduciary or contractual obligations (unless such opportunity was presented to them solely in their capacity as officers or directors of our company and it is an opportunity our company is able to complete on a reasonable basis), they will honor their fiduciary or contractual obligations to present such opportunity to such entity. Such other fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our Business Combination. Our Amended and Restated Articlesprovide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.

Many potential targets for SPACs have already entered into an initial Business Combination, and there are numerous SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial Business Combination. In addition, because there are numerous SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our Public Shareholders or at all.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the private placement of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until the end of the Combination Period or until such earlier liquidation date as our Board may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such time period and we wish to further extend the date by which we must consummate our initial Business Combination, we will seek shareholder approval to amend our Amended and Restated Articles to extend the date by which we must consummate our initial Business Combination, and holders of Public Shares will be offered an opportunity to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law. Such amendment to our Amended and Restated Articles may include limitations on the duration of the extension, the number of possible extensions, requirements for additional payments to the trust in connection with an extension, and other potential terms for consideration by our shareholders.

If we are unable to complete our initial Business Combination by the Combination Date, or by such earlier liquidation date as our Board may approve, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions as further described herein. As of December 31, 2025, the Redemption Price was approximately $10.23 per Public Share (before taxes payable, if any). However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our Public Shareholders.

NYSE rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust). Our Board will make the determination as to the fair market value of our initial Business Combination. If our Board is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to NYSE rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our Management Team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period or by such earlier liquidation date as our Board may approve, the Founder Shares and Private Placement Units may be worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity (unless such opportunity was presented to them solely in their capacity as officers or directors of our company and it is an opportunity our company is able to complete on a reasonable basis), subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Articlesprovide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. Such fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may Sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target.

Sponsor Information

Our Sponsor is a Nevada limited liability company, which was formed to invest in our company. Although our Sponsor is permitted to undertake any activities permitted under the Nevada Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our company. Bilcar Limited Partnership, a Florida limited partnership, is the managing member and owner of 54% of the membership interests of our Sponsor, Jena Acquisition Sponsor LLC II. Mr. William P. Foley, II, our Co-Founder, Chairman and a director, controls Bilcar Limited Partnership and controls the management of our Sponsor, including the exercise of voting and investment discretion over the securities of our company held by our Sponsor. DogTown Limited Partnership, an Arkansas limited partnership is a member and owns 36% of the membership interests of our Sponsor. Mr. Richard N. Massey, our Co-Founder, Chief Executive Officer and a director is the sole general partner of DogTown Limited Partnership. An accredited investor with whom the founders have a pre-existing business relationship owns the remaining 10% of the Sponsor membership interests. As of the date of this Report, other than Bilcar Limited Partnership and DogTown Limited Partnership, no other person has a direct or indirect material interest in our Sponsor. Other than our Management Team, none of the other members of our Sponsor will participate in the management of our company’s activities.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including payment of consulting, legal, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial Business Combination. Additionally, we may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Such payments, if made prior to the completion of our initial Business Combination, will be paid from the net proceeds of this offering and the sale of the private placement units not held in the Trust Account, as well as working capital loans from our Sponsor to finance transaction costs in connection with an initial Business Combination.

Because our Sponsor acquired the founder shares at a nominal price of $0.004 per share, our Public Shareholders incurred immediate and substantial dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the Public Rights included in the Public Units. The Class A Ordinary Shares issuable in connection with the conversion of the Founder Shares, and any Private Placement Shares of the post-Business Combination entity issuable in connection with the conversion of up to $1,500,000 of loans from our Sponsor, members of our Management Team or their affiliates or other third parties, at a price of $10.00 per unit, may result in material dilution to our Public Shareholders. Such dilution could materially increase to the extent that the anti-dilution provision of the founder shares, as described above, results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial Business Combination to maintain the number of founder shares at 20%.  In addition, our Board is not currently contemplating and does not anticipate approving any share capitalizations in the foreseeable future, mechanism immediately prior to the consummation of this offering in an amount necessary to maintain the number of founder shares at 20% of our issued and outstanding Ordinary Shares upon the consummation of this offering (not including the private placement shares), which may result in further material dilution to our Public Shareholders.

The founder shares (up to 750,000 of which are subject to forfeiture to the extent the over-allotment option is not exercised) will automatically convert into Class A Ordinary Shares in connection with the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering (including pursuant to the underwriter’s over-allotment option) and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of this offering (including any Class A Ordinary Shares issued pursuant to the underwriter’s over-allotment option and excluding the Class A Ordinary Shares underlying the private placement units issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, related to or in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent shares issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans. Such adjustment may result in material dilution to our Public Shareholders.

In order to facilitate our initial Business Combination as determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our founder shares, private placement units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein.

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers have agreed to a lock-up and restrictions on their ability to transfer, assign, or sell the founder shares and private placement units and securities underlying the private placement units. Further, the Sponsor membership interests are locked up and not transferable because the letter agreement prohibits indirect transfers.

Our Letter Agreement may be amended without shareholder approval. Such transfer restrictions have been amended in connection with Business Combinations for certain other special purpose acquisition companies. While we do not expect our board to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement.

Sourcing of Potential Business Combination Targets

We believe our Management Team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial Business Combination targets. Over the course of their careers, the members of our Management Team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team sourcing, acquiring and financing businesses, the reputation of our Management Team and advisors for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions.

This network has provided our Management Team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our Management Team will provide us important sources of investment opportunities. In addition, we anticipate that target Business Combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process may take a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares will have the right to vote on the appointment or removal of directors. As a result, NYSE considers us to be a “controlled company” within the meaning of NYSE corporate governance standards. Under NYSE corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Financial Position

With funds available for a Business Combination initially in the amount of $221,649,992 assuming no redemptions and after payment of $6,900,000 of Deferred Fee and $6,900,000 of Advisory Fees and excluding $913,121 held outside of the Trust Account for working capital, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Potential Additional Financing

We may obtain additional financing to complete our initial Business Combination, for example, because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we raise additional funds through equity and equity-linked securities or the incurrence of indebtedness, our Public Shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our Public Shareholders may incur material dilution. In addition, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We have not contacted any of the prospective target businesses that our Management Team in their prior SPACs had considered and rejected as target businesses to acquire. However, we may contact such targets if we become aware that such targets are interested in a potential initial Business Combination with us and such transaction would be attractive to our shareholders. Accordingly, there is no current basis for Public Shareholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by the company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from net proceeds of the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Public Rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares, rights or units in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of Public Rights outstanding and/or increase the likelihood of approval on any matters submitted to the Public Right holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates anticipate that they may identify the shareholders with whom our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or rights from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or rights from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or rights from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;

●	the identities of our security holders who sold to our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (net of taxes payable), divided by the number of then-outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), as described above under the heading “Shareholders May Not Have the Ability to Approve Our Initial Business Combination.” Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with NYSE’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by a Special Resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, private placement shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Initial Shareholders’ Founder Shares and shares underlying the Private Placement Units, we would need 8,487,000, or 36.9%, of the 23,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding shares are voted, the over-allotment option is not exercised and the parties to the letter agreement d not acquire any Class A Ordinary Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares at a general meeting of the company, we will not need any Public Shares in addition to our Founder Shares and private placement shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, in addition to obtaining approval of our initial Business Combination by ordinary resolution, the approval of the statutory merger or consolidation will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemptions Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articlesprovide that we will have only the duration of the completion window to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial Business Combination within the completion window.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and private placement shares held by them if we fail to complete our initial Business Combination within the completion window, although they will entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted completion window.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Articles(A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable), divided by the number of then-outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from net proceeds of the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the Underwriters did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, net of taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriter against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriter against certain liabilities, including liabilities under the Securities Act. We will have access to net proceeds of the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors. In the event that the offering expenses are less than our estimate of $750,000, the amount of funds available outside the Trust Account would increase by a corresponding amount.

If we file a bankruptcy, winding-up or insolvency petition or an involuntary bankruptcy, winding-up or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy, winding-up or insolvency petition or an involuntary bankruptcy, winding-up or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy, winding-up or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the completion window, (ii) in connection with a shareholder vote to amend our Amended and Restated Articles(A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including, but not limited to, cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Facilities

We currently utilize office space at 1701 Village Center Circle, Las Vegas, NV 89134 and our telephone number is (702) 323-7330. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers: Mr. Massey, Mr. Gravelle and Ms. Sturgeon. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our units, Class A Ordinary Shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our Management Team in their capacities as such.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following are brief descriptions of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriters are entitled to receive the Deferred Fee and Advisory Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted in researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Rights will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	in order to effectuate an initial Business Combination, SPACs have, in the recent past, amended various provisions of their memorandums and articles of association, and other governing instruments. We cannot assure you that we will not seek to amend our Amended and Restated Articles or governing agreement in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee and Advisory Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Rights would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, Initial Shareholders, directors, officers, advisors and their respective affiliates may elect to purchase Public Shares or Public Rights from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Rights;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Rights will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond May 30, 2027 before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, NYSE considers us to be a “controlled company” within the meaning of the NYSE Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor holds a substantial interest in us. As a result, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial Business Combination, our shareholders are unable to ascertain the merits or risks of any particular target business’ operations;

●	we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

●	unlike some other similarly structured SPACs, our Initial Shareholders will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

Risks Relating to the Post-Business Combination Company

●	the share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares;

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Right holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Right holders.

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Initial Shareholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Initial Shareholders may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Rights, potentially at a loss.

●	our Initial Shareholders paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Initial Shareholders for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Rights in a manner that may be adverse to holders of Rights with the approval by the holders of at least 50% of the then outstanding Rights. As a result, the conversion ratio of the Rights could be changed, the conversion period could be shortened and the number of Class A Ordinary Shares upon conversion of a Right could be changed, all without right holder approval;

●	the Rights Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Rights, which could limit the ability of right holders to obtain a favorable judicial forum for disputes with our Company;

●	because each Unit contains one Right to receive one twentieth (1/20) of one Class A Ordinary Share upon consummation of our initial Business Combination and only a whole Class A Ordinary Share will be issued in exchange for Rights, the Units may be worth less than units of other SPACs;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsor and other holders of our Private Placement Units (and their underlying securities) may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders;

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies; and

●	we may seek to extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

For more detailed descriptions of these and other risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2025 Second Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors ,other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2.	Properties.

Our executive offices are located at 1701 Village Center Circle, Las Vegas, Nevada, and our telephone number is (702) 323-7330. The cost for our use of this space is included in the $2,500 per month fee we pay to our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Public Units, Public Shares and Public Rights are each traded on the NYSE under the symbols “JENAU”, “JENA” and “JENAR”, respectively. Our Public Units commenced public trading on May 29, 2025 and our Public Shares and Public Rights commenced separate public trading on July 21, 2025.

(b)	Holders

On March 27, 2026, there were two holders of record of our Units, one holder of record of our Class A Ordinary Shares, four holders of record of our Class B Ordinary Shares and one holders of record of our Rights.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 225,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit generating gross proceeds to us of $ 22,500,000. The Private Placement Units (and underlying securities) are identical to the Public Units except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our 2025 Second Quarter Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on February 4, 2025 for the purpose of effecting a Business Combination. Our Sponsor is Jena Acquisition Sponsor LLC II.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on identifying a prospective target business that can benefit from our Co-Founders’ William P. Foley, II’s and Richard N. Massey’s historical areas of business expertise. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonable satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until May 30, 2027 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on NYSE. In addition, the NYSE Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the NYSE Three Year Requirement. If we do not meet the NYSE Three Year Requirement, our securities will likely be subject to suspension of trading and delisting from NYSE. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 24, 2025 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from February 24, 2025 (inception) through December 31, 2025, we had a net loss of $1,836,775, which consists of formation, general, and administrative costs of $386,767, and advisory fee expense of $6,900,000, partially offset by dividend and interest earned on investments held in the Trust Account of $5,449,992.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was initially placed in the Trust Account. We incurred total fees of $7,688,532, consisting of $250,000 of cash underwriting fee, $6,900,000 of Deferred Fee, and $538,532 of other offering costs.

As of December 31, 2025, we had $913,121 of cash and working capital of $1,040,044. For the period from February 24, 2025 (inception) through December 31, 2025, net cash used in operating activities was $510,037. Net loss of $1,836,775 was affected by dividend and interest earned on investments held in Trust Account of $5,449,992 and payment of formation, general, and administrative costs through the IPO Promissory Note of $63,310. Changes in operating assets and liabilities provided $6,713,420 of cash for operating activities.

As of December 31, 2025, we had marketable securities held in the Trust Account of $235,449,992 (including approximately $5,449,992 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee and Advisory Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of December 31, 2025, we had cash held outside of the Trust Account of approximately $913,121. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan of $223,877 was fully repaid upon the consummation of our Initial Public Offering on May 30, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 30, 2025 and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $2,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. As of December 31, 2025, we incurred $17,742, in fees for these services.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On May 30, 2025, the Underwriters fully exercised the Over-Allotment Option, closing on the 3,000,000 Option Units simultaneously with the Initial Public Offering.

The Underwriters were paid a cash underwriting discount of $250,000. Additionally, the Underwriters are entitled to the Deferred Fee of (i) 3.0% of the gross proceeds of the base Initial Public Offering held in the Trust Account and of the gross proceeds sold pursuant to the Over-Allotment Option, which equates to $6,900,000 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Advisory Fee

In addition to the Underwriting Agreement, the Company entered into an agreement with Santander, in which Santander is entitled to an advisory fee equal to 3.0% of the gross proceeds raised in the Initial Public Offering which equates to $6,900,000 in the aggregate following the full exercise of the Over-Allotment Option, upon and subject to the closing of the initial Business Combination.

Registration Rights Agreement

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

Critical Accounting Estimates and Standard

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on February 24, 2025, our date of incorporation.

Our Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the financial statements and notes thereto included elsewhere in this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B.	Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
William P. Foley, II	80	Co-Founder, Chairman and Director
Richard N. Massey	69	Co-Founder, Chief Executive Officer and Director
Amanda G. Sturgeon	37	Chief Financial Officer and Treasurer
Michael L. Gravelle	64	General Counsel and Corporate Secretary
Dabbs Cavin	60	Director
Dexter Fowler	39	Director
Tim Hsia	42	Director

The experience of our directors and executive officers is as follows:

William P. Foley, II. is our Co-Founder, Chairman and serves as a director. Mr. Foley is a founder of Fidelity National Financial, Inc. (“FNF”) and has served as Chairman of the board of directors of FNF since 1984. He served as Chief Executive Officer of FNF until May 2007 and as President of FNF until December 1994. Mr. Foley has served as Vice Chairman of Cannae Holdings, Inc. (“Cannae”) since May 2025, and served as Chairman, Chief Executive Officer and Chief Investment Officer of Cannae from February 2024 to May 2025, and he served as Chairman of Cannae from July 2017 to February 2024. Mr. Foley also served as non-executive Chairman of the board of directors of Dun & Bradstreet Holdings, Inc. (“Dun & Bradstreet”) fromFebruary 2019 to February 2022 and as Executive Chairman from February 2022 to August 2025. Mr. Foley has served as Executive Chairman of F&G since November 2022. Mr. Foley has served as a director of Alight Inc. since April 2021 and served on the board of its predecessor, Foley Trasimene Acquisition Corporation (“FTAC”) from May 2020 until April 2021. Mr. Foley served as a director of System1 from January 2022 to March 2023. From January 2014 to June 2021, Mr. Foley served as Chairman of the Board of Black Knight and its predecessors. He served as non-executive Chairman of the board of directors of Paysafe Limited and its predecessor, Foley Trasimene Acquisition Corp. II (“FTAC II)), from March 2020 until March 2022. Mr. Foley formerly served as Co-Chairman of FGL Holdings, as a director of Ceridian HCM Holding, Inc. (now known as Dayforce, Inc.) and as Vice Chairman of FIS. Mr. Foley formerly served on the boards of Austerlitz Acquisition Corporation I and Austerlitz Acquisition Corporation II and Trebia Acquisition Corp., which were blank check companies, but resigned from those boards in April 2021. Mr. Foley formerly served as Chairman of Foley Wines Ltd., a New Zealand company, until March 2023, and thereafter rejoined the board as a director in January 2025. After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain. Mr. Foley received his Master of Business Administration from Seattle University and his Juris Doctor from the University of Washington. Mr. Foley serves on the boards of various foundations and charitable organizations.

We believe that Mr. Foley’s qualifications to serve on our Board include more than 35 years as a director and executive officer of FNF, his long and deep knowledge of our business and industry, his strategic vision, his experience as a Board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining stockholder value and successfully negotiating and implementing mergers and acquisitions. Mr. Foley provides high-value added services to our Board and has sufficient time to focus on the company.

Richard N. Massey.    Mr. Massey is our Co-Founder, our Chief Executive Officer and a director. He previously served as Chief Executive Officer of Cannae Holdings until February 2024. From March 2020 to July 2021, Mr. Massey served as Chief Executive Officer and a Director of Foley Trasimene I, and from January 2021 to December 2022 served as Chief Executive Officer and a Director of Austerlitz I and Austerlitz II, and previously served as Chief Executive Officer and as a director of Foley Trasimene II from July 2020 until March 2021. Mr. Massey served as the Chairman and principal shareholder of Bear State Financial, Inc., a publicly traded financial institution, and the parent company of Bear State Bank, from 2011 until April 2018. Mr. Massey previously served on Cannae Holdings’ board of directors from June 2018 until June 2024, on Black Knight’s board of directors from December 2014 until July 2020, as a director of FNF from February 2006 until January 2021 and as a director of Dun & Bradstreet from February 2019 t2025.st 2025. Mr. Massey currently serves as a director of Alight. Mr. Massey was Chief Strategy Officer and General Counsel of Alltel Corporation until its sale to Verizon and served as a Managing Director of Stephens Inc., a private investment bank, during which time his financial advisory practice focused on software and information technology companies, and he formerly served as a director of FIS and FGL Holdings.

We believe that Mr. Massey’s significant financial expertise and experience on the boards of a number of public companies make him well qualified to serve as a member of our board of directors..

Amanda G. Sturgeon.    Ms. Sturgeon serves as our Chief Financial Officer and Treasurer. Since March 2024, Ms. Sturgeon has served as Chief Financial Officer of Foley Entertainment Group, a management company of a portfolio of boutique luxury hotels and hospitality centers, as well as its affiliate hotel properties since March 2024; MAP Assetco, LLC, HC Assetco, LLC, BWI Venture, LLC, Hotel Les Mars, LLC and FHI Assetco. She has also served as Director of Accounting for Rock Creek Cattle Company, a 30,000-acre working cattle ranch and private golf club in Montana since October 2022, as well as Chief Financial Officer of Foley Family Farms, a portfolio of 5,000 acres of vineyards located on California, Oregon and Washington, since June 2019. Prior to joining Foley Family Farms, Ms. Sturgeon served as Accounting Manager for Foley Family Wines from November 2018 to June 2019. Prior to joining Foley Family Wines, Ms. Sturgeon began her career at Deloitte Tax in Orange County, CA. She received a Bachelor of Science degree in business administration from Biola University, and a Master of Science in Taxation from California State University, Fullerton.

Michael L. Gravelle.    Mr. Gravelle has served as our General Counsel and Corporate Secretary since February 2025. Mr. Gravelle has served as the Executive Vice President, General Counsel and Corporate Secretary of FNF since January 2010. He has served as Corporate Secretary since April 2008. Mr. Gravelle joined FNF in 2003, serving as Senior Vice President. Mr. Gravelle joined a subsidiary of FNF in 1993. Mr. Gravelle has also served as Executive Vice President, General Counsel and Corporate Secretary of Cannae since April 2017 and as Executive Vice President, General Counsel and Corporate Secretary of F & G Annuities and Life, Inc. since May 2024. Mr. Gravelle previously served as Executive Vice President and General Counsel of Black Knight and its predecessors from January 2014 until December 2023, where he also served as Corporate Secretary from January 2014 until May 2018. He previously served as General Counsel and Corporate Secretary of Austerlitz I and Austerlitz II from January 2021 through December 2022, of Foley Trasimene Acquisition Corporation II from July 2020 through March 2021, and of Foley Trasimene Acquisition Corporation I from March 2020 to July 2021.

W. Dabbs Cavin has served as one of our directors since May 29, 2025. Mr. Cavin is the Chief Executive Officer of Mountaire Corporation which is the fourth largest vertically integrated poultry company in the United States. Mr. Cavin previously served in a variety of positions with Mountaire including serving as Chief Financial Officer for the Company from 2013 to 2018. Mr. Cavin has served on Mountaire’s board of directors since 2012. Mr. Cavin also served as Chief Executive Officer of Bear State Financial from 2011 to 2013 and served as Vice Chairman of Bear State Financial until its sale in 2018. Mr. Cavin has significant experience in commercial banking having served in a variety of executive positions during his 20+ year banking career. Mr. Cavin is a graduate of the University of Arkansas with a degree in Finance and Banking and he also received his Juris Doctor from the University of Arkansas at Little Rock School of Law.

We believe Mr. Cavin is qualified to be a member of our board of directors because of his financial experience and experience in serving public and private company boards of directors.

Dexter Fowler has served as one of our directors since May 29, 2025. Mr. Fowler has served as a member of the System 1, Inc. Board of Directors from January 2022 to April 2025. Mr. Fowler was an American professional baseball outfielder who played in 14 Major League Baseball (MLB) seasons, most recently with the Los Angeles Angels, before retiring in 2023. Prior to the Angels, Mr. Fowler played for the St. Louis Cardinals from April 2017 to October 2020, for the Chicago Cubs from April 2015 to October 2016 and before that for the Houston Astros from April 2014 to October 2014. Mr. Fowler began his MLB career with the Colorado Rockies in 2004. Mr. Fowler also represented the United States in the 2008 Summer Olympics, as a member of the United States national baseball team. Mr. Fowler also served on the board of directors of Austerliz Acquisition Corporation I, a publicly traded special purpose acquisition company, from January 2021 through December 2022.

We believe Mr. Fowler is qualified to be a member of our Board of Directors because of his professional experience and experience in serving public company boards of directors.

Tim Hsia has served as one of our directors since May 29, 2025. Mr. Hsia is the Founder and Managing Partner of Context Ventures, a venture fund that invests at the preseed stage and primarily invests in backing military veteran founders. He is also the Founder of Media Mobilize, an integrated ad network, marketing agency, and media company. Tim’s investments include Workflow (acquired by Apple), Morning Brew (acquired by Business Insider), The Hustle (acquired by HubSpot), Proterra (SPAC), Lime (scooter), Beehiiv, and Secureframe. Mr. Hsia is a distinguished honor graduate of West Point and was commissioned as an infantry officer in the US Army. Mr. Hsia deployed twice to Iraq: he served as an infantry platoon leader in combat with 1-24 Infantry, 1st Brigade, 25th Infantry Division in Mosul, Iraq. As an executive officer with 3rd Squadron, 2nd Stryker Cavalry Regiment (3/2 SCR) he helped the unit move from Ft. Lewis, WA to Vilseck, Germany. He then served as a logistics officer for 3/2 SCR during its fourteen month deployment in support of the surge in Iraq and earned a Bronze Star. After leaving active duty in 2010, Mr. Hsia earned both a JD and MBA from Stanford University (2014). While at Stanford, he taught ROTC cadets at Stanford and Santa Clara University. Tim is a board member at Service to School (co-founder) and the Marine’s Memorial. He has published articles and opinion pieces in the Infantry Magazine, Small Wars Journal, the Los Angeles Times, and The New York Times.

We believe Mr. Hsia is qualified to be a member of our Board of Directors because of his professional experience and experience in serving on company boards of directors.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our Public Shares will not be entitled to vote on such matters during such time. These provisions of our Amended and Restated Articles relating to these rights of holders of Class B Ordinary Shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, which consists of Mr. Hsia will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Mr. Fowler and Mr. Cavin will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Mr. Foley and Mr. Massey, will expire at the third annual general meeting.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

Our Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

Our Board of Directors has established the Audit Committee. Dabbs Cavin, Dexter Fowler and Tim Hsia serve as the members of our Audit Committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Dabbs Cavin, Dexter Fowler and Tim Hsia are each independent.

Dabbs Cavin serves as the chair of the Audit Committee. Each member of the Audit Committee is financially literate, and our Board of Directors has determined that Mr. Cavin qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

•	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

•	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

Our Board of Directors has established a Compensation Committee of our Board of Directors. The members of our Compensation Committee are Dabbs Cavin, Dexter Fowler and Tim Hsia. Mr. Hsia serves as chair of the Compensation Committee. Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Dabbs Cavin, Dexter Fowler and Tim Hsia are each independent. We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our c Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

•	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our Corporate Governance And Nominating Committee are Dabbs Cavin, Dexter Fowler and Tim Hsia. Mr. Fowler serves as chairman of the Corporate Governance And Nominating Committee.

We have adopted a Nominating And Corporate Governance Committee charter, which details the purpose and responsibilities of the Nominating And Corporate Governance Committee, including:

●	Identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the NYSE Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On May 5, 2025, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Ordinary Shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

During the fiscal year ended December 31, 2025, Timothy Hsia Kang, a member of our Board of Directors, failed to timely file one Form 3.

Item 11.	Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Separate from their service as directors, our Sponsor offered to our directors prior to the closing of the Initial Public Offering the opportunity to invest in the Sponsor alongside other investors, and all independent directors have elected to purchase membership interests in the Sponsor. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from net proceeds of the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses pursuant to the IPO Promissory Note;

●	Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such shares would be identical to the private placement shares. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Commencing on the date that our securities first listed on NYSE through the earlier of consummation of our initial Business Combination and our liquidation, we are reimbursing our Sponsor for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services provided to us in an amount fixed at $2,500 per month. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, directors or officers, or our or their affiliates.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Recovery and Clawback Policy

On May 5, 2026, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the NYSE Rules, as set forth in Section 303A.14 of the NYSE Listed Company Manual. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 27, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,975,000 shares of our Ordinary Shares, consisting of (i) 23,225,000 Class A Ordinary Shares and (ii) 5,750,000 Class B Ordinary Shares, issued and outstanding as of March 27, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Rights as these Private Placement Rights are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	of Total Outstanding Ordinary Shares
Jena Acquisition Sponsor LLC II(3)(4)	225,000	*	5,720,000	99.5%	25.60%
William P. Foley, II(3)	225,000	*	5,720,000	99.5%	25.60%
Richard N. Massey(4)	—	*	—	—	—
Dabbs Cavin(5)	—	—	10,000	*	*
Dexter Fowler(5)	—	—	10,000	*	*
Tim Hsia(5)	—	—	10,000	*	*
Michael L. Gravelle	—	—	—	—	—
Amanada G. Sturgeon	—	—	—	—	—
All officers and directors as a group (7 persons)	225,000	*	5,750,000	100.0%	100.0%

Other 5% Shareholders
Linden Parties(6)	1,479,234	6.47%	—	—	5.12%

*	less than 1%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Jena Acquisition Corporation II, 1701 Village Center Circle, Las Vegas, Nevada 89134.

(2)	Interests shown consist of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares in connection with the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	Bilcar Limited Partnership, a Florida limited partnership, is the managing member and owner of 54% of the membership interests of our Sponsor, Jena Acquisition Sponsor LLC II. The general partner of Bilcar Limited Partnership is Bogner Regis Inc., a Florida corporation, has sole voting and dispositive power over the Founder Shares owned by our Sponsor. The general partner of Bilcar Limited Partnership is Bogner Regis Inc., a Florida corporation. Mr. William P. Foley, II is the sole shareholder of Bogner Regis Inc., and he and his wife are the only limited partners of Bilcar Limited Partnership, and therefore may be deemed to beneficially own 5,750,000 Founder Shares, classified as Class B Ordinary Shares, and ultimately exercises voting and dispositive power over the Founder Shares held by Jena Acquisition Sponsor LLC II. Mr. Foley disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.

(4)	DogTown Limited Partnership, an Arkansas limited partnership, owns 36% of the membership interest of our Sponsor. The sole general partner of DogTown Limited Partnership is Mr. Richard N. Massey, and the limited partners of DogTown Limited Partnership are Mr. Massey and his immediate family. Accordingly, Mr. Massey may be deemed to beneficially own 36% of the Founder Shares. Mr. Massey disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.

(5)	Interests shown consist of 10,000 Founder Shares, classified as Class B Ordinary Shares, granted to each independent director. Such Founder Shares will convert into Class A Ordinary Shares on a one-for-one basis, subject to adjustment.

(6)	According to a Schedule 13G/A filed with the SEC on November 12, 2025 by (i) Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), (ii) Linden GP LLC, a Delaware limited liability company (“Linden GP”), (iii) Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”) and (v) Siu Min (Joe) Wong (“Mr. Wong” and collectively with Linden Capital, Linden GP and Linden Advisors, the “Linden Parties”). The Public Shares reported therein are held for the account of Linden Capital. Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Public Shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Public Shares held by Linden Capital. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On February 27, 2025, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 Founder Shares. Our Sponsor transferred 10,000 Founder Shares to each of our independent directors for their service at their original per share purchase price.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 225,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit generating gross proceeds to us of $ 22,500,000.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by the company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from net proceeds of the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account.

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan of $223,877 was fully repaid upon the consummation of our Initial Public Offering on May 30, 2025. No additional borrowing is available under the IPO Promissory Note.

Commencing on May 30, 2025, we pay an amount equal to $2,500 per month to our Sponsor for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2025, we have incurred $17,742 in fees for these services.

We expect to fund our working capital requirements prior to the time of our initial Business Combination with net proceeds of the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account. In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use net proceeds of the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2025, we did not have any borrowings under any Working Capital Loans.

We have until the Combination Date or until such earlier liquidation date as our board of directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such time period and we wish to further extend the date by which we must consummate our initial Business Combination, we will seek shareholder approval to amend our Amended and Restated Articles to extend the date by which we must consummate our initial Business Combination, and holders of Public Shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law. Such amendment to our Amended and Restated Articles may include limitations on the duration of the extension, the number of possible extensions, requirements for additional payments to the trust in connection with an extension, and other potential terms for consideration by our shareholders.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of working capital loans prior to our initial Business Combination will be made using net proceeds of the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Director Independence

NYSE Rules required that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of W. Dabbs Cavin, Dexter Fowler and Tim Hsia are “independent directors” as defined in the NYSE Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the (audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for period from February 24, 2025 (inception through December 31, 2025 totaled $97,911. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees the period from February 24, 2025 (inception through December 31, 2025.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay Withum for tax services, planning or advice for period from February 24, 2025 (inception) through December 31, 2025.

All Other Fees

All other fees consist of the aggregate fees billed for all other services.  We did not pay Withum for any other services for the period from February 24, 2025 (inception) through December 31, 2025.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Omitted at our Company’s option.

JENA ACQUISITION CORPORATION II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jena Acquisition Corporation II:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Jena Acquisition Corporation II (the "Company") as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 24, 2025 (Inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from February 24, 2025 (Inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2025.

/s/ WithumSmith+Brown, PC

New York, New York

March 27, 2026

PCAOB ID Number 100

JENA ACQUISITION CORPORATION II

BALANCE SHEET

DECEMBER 31, 2025

Assets
Current assets
Cash	$913,121
Prepaid expenses	151,949
Total current assets	1,065,070
Prepaid insurance, non-current	59,657
Investments held in Trust Account	235,449,992
Total Assets	$236,574,719
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current liabilities
Accrued expenses	$25,026
Total current liabilities	25,026
Advisory fee payable	6,900,000
Deferred Fee	6,900,000
Total Liabilities	13,825,026

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 23,000,000 shares at redemption value of $10.24 per share	235,449,992

Shareholders’ Deficit
Preference shares, $0.0001 par value per share; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value per share; 500,000,000 shares authorized; 225,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	23
Class B Ordinary Shares, $0.0001 par value per share; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(12,700,897)
Total Shareholders’ Deficit	(12,700,299)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,574,719

The accompanying notes are an integral part of the financial statements.

JENA ACQUISITION CORPORATION II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Formation, general, and administrative costs	$386,767
Advisory fee expense	6,900,000
Loss from operations	(7,286,767)
Other income:
Dividend and interest earned on investments held in Trust Account	5,449,992
Net loss	$(1,836,775)

Weighted average shares outstanding, Class A Ordinary Shares	16,107,661
Basic net loss per share, Class A Ordinary Shares	$(0.08)
Weighted average shares outstanding, Class A Ordinary Shares	16,107,661
Diluted net loss per share, Class A Ordinary Shares	$(0.08)
Weighted average shares outstanding, Class B Ordinary Shares	5,520,161
Basic net loss per share, Class B Ordinary Shares	$(0.08)
Weighted average shares outstanding, Class B Ordinary Shares	5,662,903
Dilutednet loss per share, Class B Ordinary Shares	$(0.08)

The accompanying notes are an integral part of the financial statements.

JENA ACQUISITION CORPORATION II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 24, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares	—	—	5,750,000	575	24,425	—	25,000
Sale of 225,000 Private Placement Units	225,000	23	—	—	2,249,977	—	2,250,000
Fair value of Public Rights included in Public Units	—	—	—	—	1,840,000	—	1,840,000
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(66,684)	—	(66,684)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	(4,047,718)	(10,864,122)	(14,911,840)
Net loss	—	—	—	—	—	(1,836,775)	(1,836,775)
Balance – December 31, 2025	225,000	$23	5,750,000	$575	$—	$(12,700,897)	$(12,700,299)

The accompanying notes are an integral part of the financial statements.

JENA ACQUISITION CORPORATION II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(1,836,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general, and administrative costs through IPO Promissory Note	63,310
Dividend and interest earned on investments held in Trust Account	(5,449,992)
Changes in operating assets and liabilities:
Prepaid expenses	(151,949)
Prepaid insurance, non-current	(59,657)
Accrued expenses	25,026
Advisory fee payable	6,900,000
Net cash used in operating activities	(510,037)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	229,750,000
Proceeds from sale of Private Placement Units	2,250,000
Repayment of IPO Promissory Note - related party	(223,877)
Payment of offering costs	(352,965)
Net cash provided by financing activities	231,423,158

Net Change in Cash	913,121
Cash – Beginning of period	—
Cash – End of period	$913,121

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000
Deferred offering costs paid through IPO Promissory Note	$150,567
Deferred offering costs applied against prepaid expenses contributed by Sponsor through IPO Promissory Note	$10,000
Deferred Fee payable	$6,900,000

The accompanying notes are an integral part of the financial statements.

JENA ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Jena Acquisition Corporation II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 24, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of December 31, 2025, the Company had not entered into a definitive agreement with any specific Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from February 24, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management (the “Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee).

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 30, 2027 (24 months from the closing of the Initial Public Offering) or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles (as currently in effect, the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of Public Shares (the “Public Shareholders”).

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

The Ordinary Shares (as defined in Note 2) subject to possible redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had $913,121 of cash and working capital of $1,040,044.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” as of December 31, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of the accompanying financial statements. The Company cannot provide any assurance that its plans to consummate an Initial Business Combination will be successful.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $913,121 in cash and no cash equivalents as of December 31, 2025.

Investments Held in Trust Account

As of December 31, 2025, the assets held in the Trust Account, amounting to $235,449,992, were held in money market funds.

JENA ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs – SEC Materials” and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Rights were charged to shareholders’ deficit. After Management’s evaluation, the Rights were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with FASB ASC Topic 480 and FASB ASC Topic 815.

JENA ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation”, which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the stock.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheet. As of December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(1,840,000)
Public Shares issuance costs	(7,621,848)
Plus:
Remeasurement of carrying value to redemption value	14,911,840
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$235,449,992

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

The accompanying statement of operations includes a presentation of loss per share for Ordinary Shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per Ordinary Share, basic and diluted, for Class A Ordinary Shares is calculated by dividing the dividend and interest earned on the Trust Account by the weighted average number of Class A Ordinary Shares outstanding since original issuance. Net loss per share, basic and diluted, for the Class A Ordinary Shares and the Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) is calculated by dividing the net loss, adjusted for income attributable to Class A Ordinary Shares, by the weighted average number of Class A Ordinary Shares and Class B Ordinary Shares outstanding for the period. Class A Ordinary Shares and Class B Ordinary Shares include the Founder Shares, as these Class B Ordinary Shares do not have any redemption features and do not participate in the income earned on the Trust Account.

JENA ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following table reflects the calculation of basic and diluted net loss per Ordinary Share:

	For the Period from February 24, 2025 (Inception) Through December 31,
	2025
	Class A	Class B
	Ordinary Shares	Ordinary Shares
Basic net loss per Ordinary Share
Numerator:
Allocation of net loss	$(1,367,967)	$(468,808)
Denominator:
Basic weighted average Ordinary Shares outstanding	16,107,661	5,520,161
Basic net loss per Ordinary Share	$(0.08)	$(0.08)

	For the Period from February 24, 2025 (Inception) Through December 31,
	2025
	Class A	Class B
	Ordinary Shares	Ordinary Shares
Diluted net loss per Ordinary Share
Numerator:
Allocation of net loss	$(1,358,998)	$(477,777)
Denominator:
Diluted weighted average Ordinary Shares outstanding	16,107,661	5,662,903
Diluted net loss per Ordinary Share	$(0.08)	$(0.08)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in FASB ASC Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on February 24, 2025, date of incorporation.

Management does not believe that there are any other recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

JENA ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On May 10, 2025, the Sponsor transferred an aggregate of 30,000 Founder Shares (10,000 Founder Shares each) to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. The transfer of the Founder Shares to the holders are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 30,000 Founder Shares assigned to the holders on May 10, 2025 was $47,520 or $1.58 per Founder Share. The Founder Shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of assigned Founder Shares times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering, pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing and unsecured. The IPO Promissory Note was payable on the date the Company consummates the Initial Public Offering, out of the $750,000 of offering proceeds that had been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of the Initial Public Offering and the Private Placement not held in the Trust Account. On May 30, 2025, the Company repaid the $223,877 borrowed under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on May 30, 2025 and pursuant to the Administrative Services Agreement, dated May 28, 2025, by and between the Company and the Sponsor (the “Administrative Services Agreement”), the Company agreed to pay an aggregate of $2,500 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services, commencing on June 2, 2025 through the earlier of the Company’s consummation of the initial Business Combination and its liquidation,. As of December 31, 2025, there has been $17,742 accrued under the Administrative Services Agreement under accrued expenses in the accompanying balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of December 31, 2025.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

JENA ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Advisory Fee

The Company entered into an agreement with the Santander US Capital Markets LLC, the representative of the Underwriters (“Santander”), in which the Santander is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The Company and Santander have explicitly confirmed that the economic substance and intentions of both parties as of the inception of agreement was to create a legally binding liability in the full amount of the advisory fee which would be paid at the consummation of the initial Business Combination. This agreement is in the scope of FASB ASC Topic 405. As of December 31, 2025, $6,900,000 has been recorded as advisory fee payable on the balance sheet and as advisory fee expense on statement of operations.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of December 31, 2025, there were 225,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of December 31, 2025, there were 5,750,000 Class A Ordinary Shares issued and outstanding.

JENA ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

JENA ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Assets:
Investments held in Trust Account	1	$235,449,992

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

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280 establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

JENA ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying statement of operations as net income or loss. The measure of segment assets is reported on the accompanying balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash	$913,121
Investments held in Trust Account	$235,449,992

For the Period from February 24, 2025 (Inception) through December 31, 2025
Formation, general, and administrative costs	$386,767
Advisory fee expense	$6,900,000
Dividend and interest earned on investments held in Trust Account	$5,449,992

The CODM reviews dividend and interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated May 28, 2025, by and between the Company and Continental.

Formation, general, and administrative costs and advisory fee expense are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative costs and advisory fee expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs and advisory fee expense, as reported on the accompanying statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the accompanying statement of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 27, 2026, the date that the accompanying financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1	Underwriting Agreement dated May 28, 2025, by and between the Company and Santander US Capital Markets LLC, as the sole underwriter. (2)
3	Amended and Restated Memorandum and Articles of Association. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Ordinary Share Certificate. (1)
4.3	Specimen Share Right Certificate. (1)
4.4	Share Rights Agreement, dated May 28, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (2)
4.5	Description of Registered Securities.*
10.1	Securities Subscription Agreement between Jena Acquisition Sponsor LLC II and the Company. (1)
10.2	Promissory Note issued to Jena Acquisition Sponsor LLC II. (1)
10.3	Investment Management Trust Agreement, dated May 28, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.4	Registration Rights Agreement, dated May 28, 2025, by and among the Company and certain security holders. (2)
10.5	Private Placement Units Purchase Agreement, dated May 28, 2025, by and between the Company and the Sponsor. (2)
10.6	Letter Agreement, dated May 28, 2025, by and among the Company, its officers, directors, and the Sponsor. (2)
10.7	Form of Indemnity Agreement. (2)
10.8	Administrative Services Agreement, dated May 28, 2025, by and between the Company and the Sponsor. (2)
14	Code of Business Conduct and Ethics, adopted May 5, 2025. (1)
19	Insider Trading Policies and Procedures, adopted May 5, 2025.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Recovery Policy, adopted May 5, 2025.*
99.1	Audit Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333- 287198), filed with the SEC on May 16, 2025.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2026	JENA ACQUISITION CORPORATION II

	By:	/s/ Richard N. Massey
	Name:	Richard N. Massey
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard N. Massey	Chief Executive Officer and Director	March 27, 2026
Richard N. Massey	(Principal Executive Officer)

/s/ Amanda G. Sturgeon	Chief Financial Officer and Treasurer	March 27, 2026
Amanda G. Sturgeon	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Chairman	March 27, 2026
William P. Foley, II

/s/ Dabbs Cavin	Director	March 27, 2026
Dabbs Cavin

/s/ Dexter Fowler	Director	March 27, 2026
Dexter Fowler

/s/ Tim Hsia	Director	March 27, 2026
Tim Hsia