Form 10-Q
period 2026-03-31
JENA ACQUISITION Corp II
filed 2026-05-15
CIK 2060337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, there were 23,225,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

JENA ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025 (Audited)	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2026 and for the Period from February 24, 2025 (Inception) through March 31, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2026 and for the Period from February 24, 2025 (Inception) through March 31, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2026 and for the Period from February 24, 2025 (Inception) through March 31, 2025	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	24

SIGNATURES		25

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 28, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 30, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Jena Acquisition Corporation II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional fee of 3.0% of the gross proceeds of the Initial Public Offering to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 30, 2025;

●	“Initial Shareholders” are to our Sponsor and any other holders of our Founder Shares immediately prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 27, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on May 12, 2025, as amended, and declared effective on May 28, 2025 (File No. 333-287198);

●	“Letter Agreement” are to the Letter Agreement, dated May 28, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE Three Year Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC (as defined below) must consummate a Business Combinations within three years of its initial listing;

●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 28, 2025, which we entered into with our Sponsor;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-twentieth (1/20) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholders’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-twentieth (1/20) of one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 28, 2025, which we entered into with certain holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Santander” are to Santander US Capital Markets LLC;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Jena Acquisition Sponsor LLC II, a Nevada limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, May 28, 2025, which we entered into with Santander, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JENA ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	MARCH 31, 2026	DECEMBER 31, 2025
	(UNAUDITED)
ASSETS
Current assets
Cash	$754,283	$913,121
Prepaid expenses	145,924	151,949
Total current assets	900,207	1,065,070
Prepaid insurance, non-current	23,864	59,657
Investments held in Trust Account	237,529,528	235,449,992
Total Assets	$238,453,599	$236,574,719
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current liabilities
Accrued expenses	$596,286	$25,026
Total current liabilities	596,286	25,026
Deferred legal fee	211,390	—
Advisory fee payable	6,900,000	6,900,000
Deferred Fee	6,900,000	6,900,000
Total Liabilities	14,607,676	13,825,026

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 23,000,000 shares at redemption value of $10.33 and $10.24 per share at March 31, 2026 and December 31, 2025, respectively	237,529,528	235,449,992

Shareholders’ Deficit
Preference shares, $0.0001 par value per share; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value per share; 500,000,000 shares authorized; 225,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	23	23
Class B Ordinary Shares, $0.0001 par value per share; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,684,203)	(12,700,897)
Total Shareholders’ Deficit	(13,683,605)	(12,700,299)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$238,453,599	$236,574,719

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,	FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH MARCH 31,
	2026	2025
Formation, general, and administrative costs	$983,306	$33,081
Loss from operations	(983,306)	(33,081)
Other income:
Dividend and interest earned on investments held in Trust Account	2,079,536	—
Net income (loss)	$1,096,230	$(33,081)

Weighted average shares outstanding, Class A Ordinary Shares	23,225,000	—
Basic net income (loss) per share, Class A Ordinary Shares	$0.04	$—
Weighted average shares outstanding, Class A Ordinary Shares	23,225,000	—
Diluted net income (loss) per share, Class A Ordinary Shares	$0.04	$—
Weighted average shares outstanding, Class B Ordinary Shares (1)	5,750,000	5,000,000
Basic net income (loss) per share, Class B Ordinary Shares	$0.04	$(0.01)
Weighted average shares outstanding, Class B Ordinary Shares (1)	5,750,000	5,000,000
Diluted net income (loss) per share, Class B Ordinary Shares	$0.04	$(0.01)

(1)	For the period from February 24, 2025 (inception) through March 31, 2025, shares excluded an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (see Notes 5 and 6). On May 30, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	225,000	$23	5,750,000	$575	$—	$(12,700,897)	$(12,700,299)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,079,536)	(2,079,536)
Net income	—	—	—	—	—	1,096,230	1,096,230

Balance – March 31, 2026	225,000	$23	5,750,000	$575	$—	$(13,684,203)	$(13,683,605)

FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — February 24, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Ordinary Shares	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(33,081)	(33,081)

Balance – March 31, 2025	—	$—	5,750,000	$575	$24,425	$(33,081)	$(8,081)

(1)	Included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (see Notes 5 and 6). On May 30, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,	FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH MARCH 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,096,230	$(33,081)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation, general, and administrative costs through IPO Promissory Note	—	10,560
Dividend and interest earned on investments held in Trust Account	(2,079,536)	—
Changes in operating assets and liabilities:
Prepaid expenses	6,025	—
Prepaid insurance, non-current	35,793	—
Accrued expenses	571,260	22,521
Deferred legal fee	211,390	—
Net cash used in operating activities	(158,838)	—

Net Change in Cash	(158,838)	—
Cash – Beginning of period	913,121	—
Cash – End of period	$754,283	$—

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$15,968
Deferred offering costs paid through IPO Promissory Note	$—	$10,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 1 — Description of Organization, Business Operations, and Going Concern Consideration

Jena Acquisition Corporation II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 24, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of March 31, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from February 24, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Jena Acquisition Sponsor LLC II (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 12, 2025, as amended (File No. 333-287198), was declared effective on May 28, 2025 (the “IPO Registration Statement”). On May 30, 2025, the Company consummated the initial public offering of 23,000,000 units (the “Public Units”), which includes the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 3,000,000 Public Units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of 230,000,000 (the “Initial Public Offering”). Each Public Unit consists of one Class A Ordinary Share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one twentieth (1/20) of one Class A Ordinary Share upon the consummation of an initial Business Combination (each, a “Public Right”).

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

The Public Shares subject to possible redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $754,283 of cash and working capital of $303,921.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 5), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” as of March 31, 2026, the Company’s Management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund its working capital needs until the consummation of a Business Combination or for a minimum of one year from the date of issuance of the unaudited condensed financial statements. The Company cannot provide any assurance that its plans to consummate an initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three months ended March 31, 2026 and for the period from February 24, 2025 (inception) through March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of income and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $754,283 and $913,121 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $237,529,528 and $235,449,992, were held in money market funds, respectively.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs – SEC Materials” and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit. After Management’s evaluation, the Rights were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(1,840,000)
Public Shares issuance costs	(7,621,848)
Plus:
Remeasurement of carrying value to redemption value	14,911,840
Class A Ordinary Shares subject to possible redemption, December 31, 2025	235,449,992
Plus:
Remeasurement of carrying value to redemption value	2,079,536
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$237,529,528

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the periods. Accretion associated with the redeemable Ordinary Shares is excluded from loss per Ordinary Share as the redemption value approximates fair value.

The accompanying unaudited condensed statements of operations include a presentation of income (loss) per share for Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per Ordinary Share, basic and diluted, for Class A Ordinary Shares is calculated by dividing the dividend and interest earned on the Trust Account by the weighted average number of Class A Ordinary Shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for the Class A Ordinary Shares and the Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) is calculated by dividing the net income (loss), adjusted for income (loss) attributable to Class A Ordinary Shares, by the weighted average number of Class A Ordinary Shares and Class B Ordinary Shares outstanding for the periods. Class A Ordinary Shares and Class B Ordinary Shares include the Founder Shares (as defined in Note 5), as these Class B Ordinary Shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended		For the Period from February 24, 2025 (Inception) Through
	March 31, 2026		March 31, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares (1)
Basic net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$878,687	$217,543	$—	$(33,081)
Denominator:
Basic weighted average Ordinary Shares outstanding	23,225,000	5,750,000	—	5,000,000
Basic net income (loss) per Ordinary Share	$0.04	$0.04	$—	$(0.01)

(1)	Excluded an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On May 30, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

	For the Three Months Ended		For the Period from February 24, 2025 (Inception) Through
	March 31, 2026		March 31, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares (1)
Diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$878,687	$217,543	$—	$(33,081)
Denominator:
Diluted weighted average Ordinary Shares outstanding	23,225,000	5,750,000	—	5,000,000
Diluted net income (loss) per Ordinary Share	$0.04	$0.04	$—	$(0.01)

(2)	Excluded an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On May 30, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

Recent Accounting Pronouncements

Management does not believe that there are any other recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

NOTE 3 — INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 23,000,000 Public Units, which includes the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 3,000,000 Option Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds of 230,000,000. Each Public Unit consists of one Public Share and one Public Right, which grants the holder the right to receive one twentieth (1/20) of one Class A Ordinary Share upon the consummation of an initial Business Combination.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On February 27, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s offering costs and expenses, for which the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor (such shares, the “Founder Shares”). Up to 750,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option (as defined in Note 6) was exercised. On May 30, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

On May 10, 2025, the Sponsor transferred an aggregate of 30,000 Founder Shares (10,000 Founder Shares each) to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. The transfer of the Founder Shares to the holders are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 30,000 Founder Shares assigned to the holders on May 10, 2025 was $47,520 or $1.58 per Founder Share. The Founder Shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of assigned Founder Shares times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of March 31, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Administrative Services Agreement

Commencing on May 30, 2025 and pursuant to the Administrative Services Agreement, dated May 28, 2025, by and between the Company and the Sponsor (the “Administrative Services Agreement”), the Company agreed to pay an aggregate of $2,500 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services, commencing on June 2, 2025 through the earlier of the Company’s consummation of the initial Business Combination and its liquidation,. For the three months ended March 31, 2026 and for the period from February 24, 2025 (inception) through March 31, 2025, there have been $7,500 and $0 accrued under the Administrative Services Agreement, respectively under accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of March 31, 2026 and December 31, 2025.

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

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units, (iii) Private Placement Rights, (iv) Private Placement Shares, (v) Class A Ordinary Shares that may be issued upon conversion of the Private Placement Rights upon the consummation of an initial Business Combination and (vi) Private Placement Shares that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to the Registration Rights Agreement, dated May 28, 2025, which the Company entered into with the holders thereto. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees

As of March 31, 2026 and December 31, 2025, the Company has recorded $211,390 and $0, respectively, in legal fees that will be due at the closing of the Company’s initial Business Combination.

Advisory Fee

The Company entered into an agreement with the Santander US Capital Markets LLC, the representative of the Underwriters (“Santander”), in which the Santander is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The Company and Santander have explicitly confirmed that the economic substance and intentions of both parties as of the inception of agreement was to create a legally binding liability in the full amount of the advisory fee which would be paid at the consummation of the initial Business Combination. This agreement is in the scope of FASB ASC Topic 405. As of March 31, 2026 and December 31, 2025, $6,900,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets and as advisory fee expense on the unaudited condensed statements of operations.

PIPE Agent Fee

On March 11, 2026, the Company advised Santander together with Kobre Capital LLC (“Kobre Capital”) that it intends to raise capital in connection with the Company’s proposed initial Business Combination with a Target. The Company engaged Santander to act as Agent and Kobre Capital to act as its co-exclusive placement Agent in connection with the proposed Private Placement of equity or other securities of the Company (including equity-linked or debt) (the “PIPE Securities”), the proceeds of which will be used to fund the business of the combined consolidated company resulting from the Transaction (the “Combined Entity”). As compensation for the Agent’s services as placement agents, the Company agrees to pay the Santander and Kobre Capital a placement fee equal to 2.150% and 0.850%, respectively, of the gross proceeds received from PIPE Purchasers in the Private Placement in connection with the Transaction (excluding any Excluded Investors). Any placement fee shall be deemed earned upon the closing with respect to each such PIPE purchaser of the purchase of PIPE Securities by such purchaser of PIPE Securities pursuant to the terms of the PIPE subscription agreements between the Company and any purchaser of PIPE Securities other than the Excluded Investors and such placement fees shall be paid in full at the closing of the Private Placement or, in the event of multiple fundings or drawings are contemplated in the PIPE subscription agreements, each closing of the Private Placement with respect to the amount funded or drawn at such closing with respect to such PIPE purchaser. As of March 31, 2026 and December 31, 2025, no amount has been accrued or paid under such agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 225,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans). Such adjustment may result in material dilution to the Company’s Public Shareholders.

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

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one twentieth (1/20) of one Class A Ordinary Share upon consummation of the initial Business Combination, even if the holder of a Public Right redeemed all Public Shares held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s Amended and Restated Articles with respect to its pre-initial Business Combination activities. In the event the Company is not the surviving company upon completion of an initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one twentieth (1/20) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her or its additional Class A Ordinary Shares upon consummation of an initial Business Combination. The Class A Ordinary Shares issuable upon conversion of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same consideration per Ordinary Share that the holders of the Class A Ordinary Shares will receive in the transaction on an as-converted into Class A Ordinary Shares basis.

The Company will not issue fractional Class A Ordinary Shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman Islands law. As a result, the holder must hold Rights in multiples of 20 in order to receive Class A Ordinary Shares for all of their Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds with respect to their Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to cash settle the Rights. Accordingly, the Rights may expire worthless.

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$237,529,528	$235,449,992

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

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280 establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$754,283	$913,121
Investments held in Trust Account	$237,529,528	$235,449,992

	For the Three Months Ended March 31, 2026	For the Period from February 24, 2025 (Inception) through March 31, 2025
Formation, general, and administrative costs	$983,306	$33,081
Dividend and interest earned on investments held in Trust Account	$2,079,536	$—

The CODM reviews dividend and interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated May 28, 2025, by and between the Company and Continental.

Formation, general, and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative costs to manage, maintain, and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to May 15, 2026, the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On April 1, 2026, the Company received a written notice from the staff of New York Stock Exchange (“NYSE”) Regulation of the NYSE indicating that the Company is not currently in compliance Section 802.01A of the NYSE Listed Company Manual which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis. As permitted by the Listing Rule, the Company will, within 45 days from the receipt of the Notice, submit a business plan to the NYSE that demonstrates how the Company expects to return to compliance with the Listing Rule within 18 months of receipt of the Notice. Upon receipt of the plan, the NYSE has 45 days to review and determine if the plan reasonably demonstrates the Company’s ability to regain compliance with the minimum listing standards. The Notice has no immediate impact on the listing or trading of the Company’s securities.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Recent Developments

On April 1, 2026, we received a written notice (the “Notice”) from the staff of NYSE Regulation of the NYSE indicating that we are not currently in compliance Section 802.01A of the NYSE Listed Company Manual which requires us to maintain a minimum of 300 public shareholders on a continuous basis. As permitted by the Listing Rule, we will, within 45 days from the receipt of the Notice, submit a business plan to the NYSE that demonstrates how we expect to return to compliance with the Listing Rule within 18 months of receipt of the Notice. Upon receipt of the plan, the NYSE has 45 days to review and determine if the plan reasonably demonstrates our ability to regain compliance with the minimum listing standards. The Notice has no immediate impact on the listing or trading of the our securities.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 24, 2025 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,096,230, which consists dividend and interest earned on investments held in the Trust Account of $2,079,536, partially offset by formation, general, and administrative costs of $983,306. The increase in general and administrative costs is due to professional fees, due diligence, and other merger and acquisition related expenses.

For the period from February 24, 2025 (inception) through March 31, 2025, we had a net loss of $33,081, which consists of formation, general, and administrative costs.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was initially placed in the Trust Account. We incurred total fees of $7,688,532, consisting of $250,000 of cash underwriting fee, $6,900,000 of Deferred Fee, and $538,532 of other offering costs.

As of March 31, 2026, we had $754,283 of cash and working capital of $303,921. For the three months ended March 31, 2026, net cash used in operating activities was $158,838. Net income of $1,096,230 was affected by dividend and interest earned on investments held in Trust Account of $2,079,536. Changes in operating assets and liabilities provided $824,468 of cash for operating activities, of which majority of the changes are due to increase in accrued expenses and deferred legal fee pertaining to the amounts incurred in professional fees, due diligence, and other merger and acquisition related expenses.

As of March 31, 2025, we had no cash and working capital deficit of $59,049. For the period from February 24, 2025 (inception) through March 31, 2026, net cash used in operating activities was $0. Net loss of $33,081 was affected by payment of formation, general, and administrative costs through the IPO Promissory Note of $10,560. Changes in operating assets and liabilities provided $22,521 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $237,529,528 (including approximately $2,079,536 of dividend and interest earned for the three months ended March 31, 2026). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee and Advisory Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2026, we had cash held outside of the Trust Account of approximately $754,283. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” as of March 31, 2026, our Management has determined that we have access to funds from our Sponsor, and our Sponsor has the financial wherewithal to fund us, that are sufficient to fund our working capital needs until the consummation of a Business Combination or for a minimum of one year from the date of issuance of the accompanying unaudited condensed financial statements. We cannot provide any assurance that our plans to consummate an initial Business Combination will be successful.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the initial Business Combination. Moreover, we may need to obtain additional financing either to complete its Business Combination or because we become obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 30, 2025 and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $2,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026 and for the period from February 24, 2025 (inception) through March 31, 2025, we incurred $7,500 and $0, in fees for these services, respectively.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) The Founder Shares and Private Placement Units (and the underlying securities) are subject to transfer restrictions, including certain permitted transfers, provided that the transferees agree in writing to be bound by the same restrictions set forth in the letter agreement.

PIPE Agent Fee

On March 11, 2026, The Company advised Santander together with Kobre Capital LLC (“Kobre Capital”) that it intends to raise capital in connection with the Company’s proposed initial Business Combination with a Target. The Company engaged Santander to act as Agent and Kobre Capital to act as its co-exclusive placement Agent in connection with the proposed Private Placement of equity or other securities of the Company (including equity-linked or debt) (the “PIPE Securities”), the proceeds of which will be used to fund the business of the combined consolidated company resulting from the Transaction (the “Combined Entity”). As compensation for the Agent’s services as placement agents, the Company agrees to pay the Santander and Kobre Capital a placement fee equal to 2.150% and 0.850%, respectively, of the gross proceeds received from PIPE Purchasers in the Private Placement in connection with the Transaction (excluding any Excluded Investors). Any placement fee shall be deemed earned upon the closing with respect to each such PIPE purchaser of the purchase of PIPE Securities by such purchaser of PIPE Securities pursuant to the terms of the PIPE subscription agreements between the Company and any purchaser of PIPE Securities other than the Excluded Investors and such placement fees shall be paid in full at the closing of the Private Placement or, in the event of multiple fundings or drawings are contemplated in the PIPE subscription agreements, each closing of the Private Placement with respect to the amount funded or drawn at such closing with respect to such PIPE purchaser.

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2025 as filed with the SEC on August 13, 2025. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as filed with the SEC on November 14, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 15, 2026	JENA ACQUISITION CORPORATION II

	By:	/s/ Richard N. Massey
	Name:	Richard N. Massey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Amanda G. Sturgeon
	Name:	Amanda G. Sturgeon
	Title:	Chief Financial Officer and Treasurer
(Principal Accounting Officer)