Form 10-Q
period 2026-06-30
JENA ACQUISITION Corp II
filed 2026-08-14
CIK 2060337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 23,225,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

JENA ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from February 24, 2025 (Inception) through June 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from February 24, 2025 (Inception) through June 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from February 24, 2025 (Inception) through June 30, 2025	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	27

PART II – OTHER INFORMATION		28

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	30

Item 5.	Other Information.	30

Item 6.	Exhibits.	30

SIGNATURES		31

 i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 28, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to May 30, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Jena Acquisition Corporation II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional fee of 3.0% of the gross proceeds of the Initial Public Offering to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 30, 2025;

●	“Initial Shareholders” are to our Sponsor and any other holders of our Founder Shares immediately prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 27, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on May 12, 2025, as amended, and declared effective on May 28, 2025 (File No. 333-287198);

●	“Letter Agreement” are to the Letter Agreement, dated May 28, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE Three Year Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC (as defined below) must consummate a Business Combinations within three years of its initial listing;

●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 28, 2025, which we entered into with our Sponsor;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-twentieth (1/20) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholders’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-twentieth (1/20) of one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 28, 2025, which we entered into with certain holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Santander” are to Santander US Capital Markets LLC;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Jena Acquisition Sponsor LLC II, a Nevada limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, May 28, 2025, which we entered into with Santander, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JENA ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	JUNE 30, 2026	DECEMBER 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$66,988	$913,121
Prepaid expenses	185,247	151,949
Total current assets	252,235	1,065,070
Prepaid insurance, non-current	—	59,657
Investments held in Trust Account	239,633,441	235,449,992
Total Assets	$239,885,676	$236,574,719
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current liabilities
Accrued expenses	$41,840	$25,026
Total current liabilities	41,840	25,026
Deferred legal fee	316,741	—
Advisory fee payable	6,900,000	6,900,000
Deferred Fee	6,900,000	6,900,000
Total Liabilities	14,158,581	13,825,026

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 23,000,000 shares at redemption value of $10.42 and $10.24 per share at June 30, 2026 and December 31, 2025, respectively	239,633,441	235,449,992

Shareholders’ Deficit
Preference shares, $0.0001 par value per share; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value per share; 500,000,000 shares authorized; 225,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	23	23
Class B Ordinary Shares, $0.0001 par value per share; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,906,944)	(12,700,897)
Total Shareholders’ Deficit	(13,906,346)	(12,700,299)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$239,885,676	$236,574,719

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30	FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH JUNE 30,
	2026	2025	2026	2025
Formation, general, and administrative costs	$222,741	$98,348	$1,206,047	$131,429
Advisory fee expense	—	6,900,000	—	6,900,000
Loss from operations	(222,741)	(6,998,348)	(1,206,047)	(7,031,429)

Other income:
Dividend and interest earned on investments held in Trust Account	2,103,913	761,540	4,183,449	761,540

Net income (loss)	$1,881,172	$(6,236,808)	$2,977,402	$(6,269,889)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	23,225,000	7,999,722	23,225,000	5,714,087
Basic and diluted net income (loss) per share, Class A Ordinary Shares	$0.06	$(0.47)	$0.10	$(0.58)
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares (1)	5,750,000	5,258,333	5,750,000	5,065,476
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.06	$(0.47)	$0.10	$(0.58)

(1)	For the period from February 24, 2025 (inception) through June 30, 2025, shares excluded an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (see Notes 5 and 6). On May 30, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	225,000	$23	5,750,000	$575	$—	$(12,700,897)	$(12,700,299)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,079,536)	(2,079,536)

Net income	—	—	—	—	—	1,096,230	1,096,230

Balance – March 31, 2026	225,000	23	5,750,000	575	—	(13,684,203)	(13,683,605)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,103,913)	(2,103,913)

Net income	—	—	—	—	—	1,881,172	1,881,172

Balance – June 30, 2026	225,000	$23	5,750,000	$575	$—	$(13,906,944)	$(13,906,346)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND

FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — February 24, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Ordinary Shares	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(33,081)	(33,081)

Balance – March 31, 2025	—	—	5,750,000	575	24,425	(33,081)	(8,081)

Sale of 225,000 Private Placement Units	225,000	23	—	—	2,249,977	—	2,250,000

Fair value of Public Rights included in Public Units	—	—	—	—	1,840,000	—	1,840,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(66,684)	—	(66,684)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(4,047,718)	(6,175,670)	(10,223,388)

Net loss	—	—	—	—	—	(6,236,808)	(6,236,808)

Balance – June 30, 2025	225,000	$23	5,750,000	$575	$—	$(12,445,559)	$(12,444,961)

(1)	Included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (see Notes 5 and 6). On May 30, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,	FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH JUNE 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,977,402	$(6,269,889)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation, general, and administrative costs through IPO Promissory Note	—	63,310
Dividend and interest earned on investments held in Trust Account	(4,183,449)	(761,540)
Changes in operating assets and liabilities:
Prepaid expenses	(33,298)	(164,685)
Prepaid insurance, non-current	59,657	(131,243)
Accrued expenses	16,814	16,429
Advisory fee payable	—	6,900,000
Deferred legal fee	316,741	—
Net cash used in operating activities	(846,133)	(347,618)

Cash Flows from Investing Activities:
Investments held in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	229,750,000
Proceeds from sale of Private Placement Units	—	2,250,000
Repayment of IPO Promissory Note - related party	—	(223,877)
Payment of offering costs	—	(242,965)
Net cash provided by financing activities	—	231,533,158

Net Change in Cash	(846,133)	1,185,540
Cash – Beginning of period	913,121	—
Cash – End of period	$66,988	$1,185,540

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Prepaid expenses contributed by Sponsor through IPO Promissory Note - related party	$—	$10,000
Deferred offering costs included in accrued offering costs	$—	$110,000
Deferred offering costs paid through IPO Promissory Note – related party	$—	$150,567
Deferred Fee payable	$—	$6,900,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JENA ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 1 — Description of Organization, Business Operations, and Going Concern Consideration

Jena Acquisition Corporation II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 24, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from February 24, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On April 1, 2026, the Company received a written notice from the staff of New York Stock Exchange (“NYSE”) Regulation of the NYSE indicating that the Company is not currently in compliance with Section 802.01A of the NYSE Listed Company Manual which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis. As permitted by the Listing Rule, the Company, within 45 days from the receipt of the Notice, submitted a business plan to the NYSE that sought to demonstrate how the Company expected to return to compliance with the Listing Rule within 18 months of receipt of the Notice. Upon receipt of the plan, the NYSE had 45 days to review and determine if the plan reasonably demonstrates the Company’s ability to regain compliance with the minimum listing standards. The Notice had no immediate impact on the listing or trading of the Company’s securities.

On July 8, 2026, the Company was notified by NYSE that their business plan submission had been accepted. In accordance with NYSE rules, the Company will now have until October 1, 2027 to regain compliance with the continued listing standards. The Company’s securities will continue to be listed on NYSE during such time, subject to the Company’s compliance with other continued listing standards. The Company will also be subject to quarterly monitoring by the NYSE for compliance with the plan. If the Company fails to comply with the plan or does not meet the continued listing standards at the end of the cure period, it will be subject to the prompt initiation of NYSE suspension and delisting procedures.

Capital Resources and Going Concern

As of June 30, 2026, the Company had $66,988 of cash and working capital of $210,395.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” as of June 30, 2026, the Company’s Management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund its working capital needs until the consummation of a Business Combination or for a minimum of one year from the date of issuance of the unaudited condensed financial statements.

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

The Company’s mandatory liquidation in the event the Company does not complete a Business Combination within the Combination Period raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date of the accompanying unaudited condensed consolidated financial statements. Management plans to address this uncertainty by completing a Business Combination. If a Business Combination is not consummated by the end of the Combination Period (up to May 30, 2027), or until such (x) earlier date as the Board may approve or (y) later date as the shareholders may approve, pursuant to the Amended and Restated Articles, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interests earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders, subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, dissolve and liquidate, subject in each case, to the Company’s obligation under Cayman Islands law to provide for claims of creditors and requirements of other applicable law, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three and six months ended June 30, 2026, for the three months ended June 30, 2025 and for the period from February 24, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $66,988 and $913,121 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $239,633,441 and $235,449,992, were held in money market funds, respectively.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(1,840,000)
Public Shares issuance costs	(7,621,848)
Plus:
Remeasurement of carrying value to redemption value	14,911,840
Class A Ordinary Shares subject to possible redemption, December 31, 2025	235,449,992
Plus:
Remeasurement of carrying value to redemption value	2,079,536
Class A Ordinary Shares subject to possible redemption, March 31, 2026	237,529,528
Plus:
Remeasurement of carrying value to redemption value	2,103,913
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$239,633,441

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

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$1,507,859	$373,313	$2,386,546	$590,856
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,225,000	5,750,000	23,225,000	5,750,000
Basic and diluted net income per Ordinary Share	$0.06	$0.06	$0.10	$0.10

	For the Three Months Ended		For the Period from February 24, 2025 (Inception) Through
	June 30, 2025		June 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per Ordinary Share
Numerator:
Allocation of net loss	$(3,763,201)	$(2,473,607)	$(3,323,575)	$(2,946,314)

Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	7,999,722	5,258,333	5,714,087	5,065,476
Basic and diluted net loss per Ordinary Share	$(0.47)	$(0.47)	$(0.58)	$(0.58)

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

On May 10, 2025, the Sponsor transferred an aggregate of 30,000 Founder Shares (10,000 Founder Shares each) to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. The transfer of the Founder Shares to the holders are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 30,000 Founder Shares assigned to the holders on May 10, 2025 was $47,520 or $1.58 per Founder Share. The Founder Shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of assigned Founder Shares times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Administrative Services Agreement

Commencing on May 30, 2025 and pursuant to the Administrative Services Agreement, dated May 28, 2025, by and between the Company and the Sponsor (the “Administrative Services Agreement”), the Company agreed to pay an aggregate of $2,500 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services, commencing on June 2, 2025 through the earlier of the Company’s consummation of the initial Business Combination and its liquidation. For the three and six months ended June 30, 2026, there have been $7,500 and $15,000 accrued under the Administrative Services Agreement, respectively, under accrued expenses in the accompanying condensed balance sheets. For the three months ended June 30, 2025 and for the period from February 24, 2025 (inception) through June 30, 2025, there has been $2,742 accrued under the Administrative Services Agreement under accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the Private Placement Units. There are no Working Capital Loans outstanding as of June 30, 2026 and December 31, 2025.

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

Deferred Legal Fees

As of June 30, 2026 and December 31, 2025, the Company has recorded $316,741 and $0, respectively, in legal fees that will be due at the closing of the Company’s initial Business Combination.

Advisory Fee

The Company entered into an agreement with the Santander US Capital Markets LLC, the representative of the Underwriters (“Santander”), in which Santander is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The Company and Santander have explicitly confirmed that the economic substance and intentions of both parties as of the inception of agreement was to create a legally binding liability in the full amount of the advisory fee which would be paid at the consummation of the initial Business Combination. This agreement is in the scope of FASB ASC Topic 405. As of June 30, 2026 and December 31, 2025, $6,900,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets and as advisory fee expense on the unaudited condensed statements of operations.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 225,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$239,633,441	$235,449,992

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

	June 30, 2026	December 31, 2025
Cash	$66,988	$913,121
Investments held in Trust Account	$239,633,441	$235,449,992

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30	FOR THE PERIOD FROM FEBRUARY 24, 2025 (INCEPTION) THROUGH JUNE 30,
	2026	2025	2026	2025
Formation, general, and administrative costs	$222,741	$98,348	$1,206,047	$131,429
Advisory fee expense	$—	$6,900,000	$—	$6,900,000
Dividend and interest earned on investments held in Trust Account	$2,103,913	$761,540	$4,183,449	$761,540

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to August 14, 2026, the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On April 1, 2026, the Company received a written notice from NYSE indicating that the Company is not currently in compliance with Section 802.01A of the NYSE Listed Company Manual which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis. On July 8, 2026, the Company was notified by NYSE that its business plan submission had been accepted. In accordance with NYSE rules, the Company will now have until October 1, 2027 to regain compliance with the continued listing standards. The Company’s securities will continue to be listed on NYSE during such time, subject to the Company’s compliance with other continued listing standards. The Company will also be subject to quarterly monitoring by the NYSE for compliance with the plan. If the Company fails to comply with the plan or does not meet the continued listing standards at the end of the cure period, it will be subject to the prompt initiation of NYSE suspension and delisting procedures.

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

Recent Developments

On April 1, 2026, we received a written notice (the “Notice”) from the staff of NYSE Regulation of the NYSE indicating that we are not currently in compliance with Section 802.01A of the NYSE Listed Company Manual which requires us to maintain a minimum of 300 public shareholders on a continuous basis. As permitted by the Listing Rule, we, within 45 days from the receipt of the Notice, submitted a business plan to the NYSE that sought to demonstrate how we expected to return to compliance with the Listing Rule within 18 months of receipt of the Notice. Upon receipt of the plan, the NYSE had 45 days to review and determine if the plan reasonably demonstrates our ability to regain compliance with the minimum listing standards. The Notice had no immediate impact on the listing or trading of our securities.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 24, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,881,172, which consists of dividend and interest earned on investments held in the Trust Account of $2,103,913, partially offset by formation, general, and administrative costs of $222,741. The increase in general and administrative costs is due to professional fees, due diligence, and other merger and acquisition related expenses.

For the three months ended June 30, 2025, we had a net loss of $6,236,808, which consists of formation, general, and administrative costs of $98,348, advisory fee expense of $6,900,000, offset by dividend and interest earned on investments held in the Trust Account of $761,540.

For the six months ended June 30, 2026, we had a net income of $2,977,402, which consists of dividend and interest earned on investments held in the Trust Account of $4,183,449, partially offset by formation, general, and administrative costs of $1,206,047. The increase in general and administrative costs is due to professional fees, due diligence, and other merger and acquisition related expenses.

For the period from February 24, 2025 (inception) through June 30, 2025, we had a net loss of $6,269,889, which consists of formation, general, and administrative costs of $131,429, advisory fee expense of $6,900,000, offset by dividend and interest earned on investments held in the Trust Account of $761,540.

Liquidity, Capital Resources, and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was initially placed in the Trust Account. We incurred total fees of $7,688,532, consisting of $250,000 of cash underwriting fee, $6,900,000 of Deferred Fee, and $538,532 of other offering costs.

As of June 30, 2026, we had $66,988 of cash and working capital of $210,395. For the six months ended June 30, 2026, net cash used in operating activities was $846,133. Net income of $2,977,402 was affected by dividend and interest earned on investments held in Trust Account of $4,183,449. Changes in operating assets and liabilities provided $359,914 of cash for operating activities, of which majority of the changes are due to increase in accrued expenses and deferred legal fee pertaining to the amounts incurred in professional fees, due diligence, and other merger and acquisition related expenses.

As of June 30, 2025, we had $1,185,540 cash and working capital deficit of $1,223,796. For the period from February 24, 2025 (inception) through June 30, 2025, cash used in operating activities was $347,618. Net loss of $6,269,889 was affected by dividend and interest earned on investments held in Trust Account of $761,540 and payment of general and administrative costs through promissory note – related party of $63,310. Changes in operating assets and liabilities provided $6,620,501 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $239,633,441 (including approximately $2,103,913 and $4,183,449 of dividend and interest earned for the three and six months ended June 30, 2026, respectively). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee and advisory fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026, we had cash held outside of the Trust Account of approximately $66,988. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” as of June 30, 2026, our Management has determined that we have access to funds from our Sponsor, and our Sponsor has the financial wherewithal to fund us, that are sufficient to fund our working capital needs until the consummation of a Business Combination or for a minimum of one year from the date of issuance of the accompanying unaudited condensed financial statements.

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

Our mandatory liquidation in the event we do not complete a Business Combination within the Combination Period raises substantial doubt about our ability to continue as a going concern for a period of time within one year from the date of the accompanying unaudited condensed consolidated financial statements. Our Management plans to address this uncertainty by completing a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently May 30, 2027, there will be a mandatory liquidation and subsequent dissolution of us, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. We intend to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that we will be able to consummate any Business Combination by the end of Combination Period.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 30, 2025 and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $2,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we incurred $7,500 and $15,000, respectively, in fees for these services, which amounts are included in accrued expenses in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”. For the three months ended June 30, 2025 and for the period from February 24, 2025 (inception) through June 30, 2025, there has been $2,742 accrued under this agreement under accrued expenses in the accompanying unaudited condensed balance sheets.

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

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2025 as filed with the SEC on August 13, 2025. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have received a written notice from NYSE indicating that the Company is not currently in compliance with Section 802.01A of the NYSE Listed Company Manual which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On April 1, 2026, we received a written notice from NYSE indicating that the Company is not currently in compliance with Section 802.01A of the NYSE Listed Company Manual which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis. On July 8, 2026, the Company was notified by NYSE that its business plan submission had been accepted. In accordance with NYSE rules, the Company will now have until October 1, 2027 to regain compliance with the continued listing standards. The Company’s securities will continue to be listed on NYSE during such time, subject to the Company’s compliance with other continued listing standards. The Company will also be subject to quarterly monitoring by the NYSE for compliance with the plan. If the Company fails to comply with the plan or does not meet the continued listing standards at the end of the cure period, it will be subject to the prompt initiation of NYSE suspension and delisting procedures.

If NYSE were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our NYSE suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from NYSE, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 14, 2026	JENA ACQUISITION CORPORATION II

	By:	/s/ Richard N. Massey
	Name:	Richard N. Massey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Amanda G. Sturgeon
	Name:	Amanda G. Sturgeon
	Title:	Chief Financial Officer and Treasurer
(Principal Accounting Officer)